Form 10-Q
period 1997-10-31
MEADOWCRAFT INC
filed 1998-01-05
CIK 1043339

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------


                                    FORM 10-Q

    (Mark One)

           X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         ----       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: October 31, 1997

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from        to          .
                                               ------   ----------

                       Commission File Number: 001-13635.

                            ------------------------

                                MEADOWCRAFT, INC.
             (Exact name of Registrant as specified in its charter)


               Delaware                                     63-0891252
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                      Identification No.)


                              1401 Meadowcraft Road
                            Birmingham, Alabama 35215
                    (Address of principal executive offices)

                                 (205) 853-2220
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes        No  X
                                    -----    -----

     As of December ____, 1997, 19,708,750 shares of the Registrant's Common
                       Stock $.001 par value, were issued and outstanding.

                                MEADOWCRAFT, INC.

                                    FORM 10-Q

                                October 31, 1997

                                TABLE OF CONTENTS

                                                                                                       Page
                                                                                                       ----
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements
                    Unaudited Condensed Balance Sheets as of July 31, 1997, October 31, 1996,
                      and October 31, 1997                                                              3
                    Unaudited Condensed Statements of Operations for the 13-Weeks Ended
                      October 31, 1996 and October 31, 1997                                             4
                    Unaudited Condensed Statements of Cash Flows for the 13-Weeks Ended
                       October 31, 1996 and 1997                                                        5
                    Notes to Unaudited Condensed Financial Statements                                   6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                      of Operations                                                                     8

PART II - OTHER INFORMATION


         Item 6.  Exhibits

SIGNATURE


SIGNATURE

PART I - FINANCIAL INFORMATION


                                MEADOWCRAFT, INC.
                       Unaudited Condensed Balance Sheets

                                                                                                     PRO FORMA
                                                                                                    STOCKHOLDERS'
                                                JULY 31,         OCTOBER 31,      OCTOBER 31,          EQUITY AT
                                                 1997               1996             1997           OCTOBER 31, 1997
                                             -----------        ------------     ------------      -----------------
                 ASSETS

CURRENT ASSETS:
  Due from Factor                            $ 10,758,000      $  4,222,000      $  4,099,000
  Accounts Receivable                           5,700,000           655,000         1,877,000
  Inventories                                  11,590,000        30,661,000        28,119,000
  Prepaid Expenses and Other                      293,000           326,000           452,000
                                             ------------      ------------      ------------
      Total Current Assets                     28,341,000        35,864,000        34,547,000
                                             ------------      ------------      ------------
  Property, Plant and Equipment                59,869,000        56,717,000        69,626,000
  Less:  Accumulated Depreciation             (17,908,000)      (14,310,000)      (19,126,000)
                                             ------------      ------------      ------------
NET PROPERTY, PLANT AND
      EQUIPMENT                                41,961,000        42,407,000        50,500,000
                                             ------------      ------------      ------------

OTHER ASSETS                                      770,000           758,000         1,174,000
                                             ------------      ------------      ------------
     Total Assets                            $ 71,072,000      $ 79,029,000      $ 86,221,000
                                             ============      ============      ============

            LIABILITIES AND
         STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current Portion of Long-Term
    Debt                                     $  4,550,000      $  4,757,000      $  1,119,000
  Notes Payable                                10,226,000        20,301,000        15,264,000
  Accounts Payable                              2,847,000        14,487,000        12,877,000
  Accrued Expenses                              5,602,000         5,693,000         5,215,000
  Warranty and Other Reserves                   1,311,000           889,000           367,000
                                             ------------      ------------      ------------
     Total Current Liabilities                 24,536,000        46,127,000        34,842,000
                                             ------------      ------------      ------------
LONG-TERM DEBT                                 13,392,000        17,680,000        21,089,000
COMMITMENT AND CONTINGENCIES                 ------------      ------------      ------------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value,
    100,000,00 shares authorized,
    16,000,000 shares issued and
    outstanding                                   160,000           160,000           160,000            160,000
  Additional paid-in capital                      340,000           340,000           340,000            340,000
  Retained earnings (deficit)                  32,644,000        14,722,000        29,790,000         (1,280,000)
                                             ------------      ------------      ------------        -----------
                                               33,144,000        15,222,000        30,290,000        $  (780,000)
                                             ------------      ------------      ------------        ===========
                                             $ 71,072,000      $ 79,029,000      $ 86,221,000
                                             ============      ============      ============


        The accompanying notes are an integral part of these statements.

                                MEADOWCRAFT, INC.
                  Unaudited Condensed Statements of Operations

                                                                                     THIRTEEN WEEKS ENDED
                                                                                         OCTOBER 31,
                                                                              ----------------------------------
                                                                                  1996                 1997

NET SALES                                                                     $  6,622,000          $  6,916,000
COST OF SALES                                                                    6,067,000             6,748,000
                                                                              ------------          ------------
Gross Profit                                                                       555,000               168,000
                                                                              ------------          ------------
OPERATING EXPENSES:
  Selling Expense                                                                1,001,000               979,000
  General and Administrative Expense                                             1,395,000             1,553,000
                                                                              ------------          ------------
                                                                                 2,396,000             2,532,000
                                                                              ------------          ------------
Operating Income (Loss)                                                         (1,841,000)           (2,364,000)

INTEREST EXPENSE                                                                   985,000               491,000
                                                                              ------------          ------------
Net Income (Loss)--historical                                                 $ (2,826,000)         $ (2,855,000)
                                                                              ============          ============

PRO FORMA PRESENTATION:

Net Income (Loss)--historical                                                 $ (2,826,000)         $ (2,855,000)
Pro Forma Credit for Income Taxes                                               (1,051,000)           (1,062,000)
                                                                              ------------          ------------

Pro Forma Net Income (Loss)                                                   $ (1,775,000)         $ (1,793,000)
                                                                              ============          ============

Pro Forma Net Income (Loss) Per Share                                                 (.11)         $       (.11)
                                                                              ============          ============

Pro Forma Weighted Average Shares Outstanding                                   16,561,000            16,561,000
                                                                              ============          ============

        The accompanying notes are an integral part of these statements.

                                MEADOWCRAFT, INC.
                  Unaudited Condensed Statements of Cash Flows

                                                                              THIRTEEN WEEKS ENDED OCTOBER 31,
                                                                              --------------------------------
                                                                                  1996                 1997
                                                                              --------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income (Loss)                                                         $  (2,826,000)      $  (2,855,000)
                                                                              -------------       -------------
    Adjustments to reconcile net loss to net cash provided
         by (used in) operating activities:
           Depreciation and Amortization                                          1,270,000           1,391,000
    Changes in Assets and Liabilities:
         Due from Factor                                                          6,143,000           6,659,000
         Accounts Receivable                                                      2,910,000           3,823,000
         Inventories                                                            (19,818,000)        (16,529,000)
         Prepaid Expenses and Other                                                 (38,000)           (159,000)
         Other Assets                                                                27,000            (417,000)
         Accounts Payable                                                        10,695,000          10,030,000
         Accrued Expenses                                                           657,000            (387,000)
         Warranty and Other Reserves                                               (938,000)           (944,000)
                                                                              -------------       -------------
              Total Adjustments                                                     908,000           3,467,000
                                                                              -------------       -------------
              Net Cash Provided by (Used in) Operating Activities                (1,918,000)            612,000
                                                                              -------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital Expenditures                                                         (1,160,000)         (9,757,000)
                                                                              -------------       -------------
              Net Cash Used in Investing Activities                              (1,160,000)         (9,757,000)
                                                                              -------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net Borrowings on Notes Payable                                               4,992,000           5,038,000
    Proceeds from Issuance of Long-Term Debt                                              0           5,000,000
    Principal Payments of Long-Term Debt                                         (1,164,000)           (734,000)
    Payment of Loan Costs                                                                 0            (159,000)
    Payment of S Corporation Distributions                                         (750,000)                  0
                                                                              -------------       -------------
             Net Cash Provided by Financing Activities                            3,078,000           9,145,000
                                                                              -------------       -------------
NET CHANGE IN CASH                                                                        0                   0
CASH, BEGINNING OF PERIOD                                                                 0                   0
                                                                              -------------       -------------
CASH, END OF PERIOD                                                           $           0       $           0
                                                                              =============       =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for interest                                  $     985,000       $     491,000
                                                                              =============       =============

        The accompanying notes are an integral part of these statements.

                                MEADOWCRAFT, INC.
                Notes to Unaudited Condensed Financial Statements
                                October 31, 1997

1.  BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Meadowcraft, Inc., ("The Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. The financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's Prospectus dated November 25, 1997.

In the opinion of management, the unaudited financial statements included herein reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the information set forth therein. The results of operations for the periods presented are not necessarily indicative of results for the full year. Revenues and expenses are subject to material seasonal variations. The seasonal nature of the Company's business requires an inventory build-up during the fall and winter months in order to meet customer demand during the spring and summer selling seasons. The Company relies upon bank borrowing and cash flow from operations to finance this production.

2.  INITIAL PUBLIC OFFERING

On November 25, 1997, the Company completed an Initial Public Offering (the "Offering") of 3,225,000 shares of common stock at an initial offering price of $13.00 per share. The proceeds of the Offering, net of an underwriting discount of $2,934,750 and expenses of approximately $425,000 were $38,565,250. The net proceeds will be used to pay $32,670,000 of the S Corporation distribution and to fund capital expenditures. Upon completion of the Offering, the Company terminated its S Corporation election. The Company will make an additional S Corporation distribution which will be based upon the Company's S Corporation earnings attributable to the period from May 4, 1997 to the date of termination of the S Corporation election. It is not possible to predict the actual amount of this S corporation distribution at this time because the Company's S corporation earnings for the period from May 4, 1997 to the date of termination of the S corporation election will be based on a pro rata allocation of the Company's earnings for the 12-month period ending May 2, 1998 (based on the number of days in the period).

On December 10, 1997 the underwriter exercised the over allotment option from the initial public offering. The Company issued 483,750 shares at a price of $13.00 per share. The proceeds of $5,848,538 were net of the Underwriting Discount.

As a result of the Company's Offering and termination of the S Corporation election, the Company changed its year-end to July 31.

3.  ASSET PURCHASE

Effective August 1, 1997, the Company entered into an asset purchase agreement with Virco Manufacturing Corporation to acquire all of the assets located and in possession of Virsan, a Mexican Company and a subsidiary of Virco, in Sonora, Mexico. The purchase price of $2,175,000 was funded by the Company's revolving credit facility and was allocated to the assets acquired which were primarily fixed assets. No goodwill resulted in the transaction. The Company formed a Mexican subsidiary, Meadowcraft de Mexico, S.A. de C.V., on September 22, 1997 related to this acquisition.

4.  INVENTORIES

Inventories are valued at first-in, first-out ("FIFO") cost, which is not in excess of market. An analysis of inventories follows:

                                                         JULY 31, 1997      OCTOBER 31,          OCTOBER 31,
                                                                                1996                1996
                                                         -------------     ------------         ------------
       Raw Materials and Purchased Parts                 $  6,273,000       $ 7,809,000         $  9,831,000
       Work-in-Process                                        569,000           702,000              947,000
       Finished Goods                                       4,748,000        22,150,000           17,341,000
                                                         ------------       -----------         ------------
                                                         $ 11,590,000       $30,661,000         $ 28,119,000
                                                         ============       ===========         ============


5.  PRO FORMA INFORMATION

Pro forma stockholders' deficit at October 31, 1997 reflects (i) $32,670,000 of the S corporation distribution, which represents undistributed earnings from October 1, 1986 through May 3, 1997 that were previously taxed to the existing stockholders, and (ii) the effect of recording net deferred tax assets which will result from the termination of the Company's S Corporation election, amounting to approximately $1,600,000 at October 31, 1997.

Prior to the Offering, the Company was taxed under the provisions of Subchapter S of the Internal Revenue Code. As such, the taxable income of the Company had been included in the individual income tax returns of the Company's stockholders for income tax purposes. Accordingly, no provision for income taxes had been provided in the Company's financial statements. Upon consummation of the Offering, the Company terminated its S Corporation election and, as a result, the Company became a taxable C corporation. The pro forma net loss shown on the statements of operations presented herein gives effect to the application of pro forma income taxes that would have been reported had the Company been a C corporation subject to federal and state income taxes for all periods presented.

Pro forma net loss per share for the period ended October 31, 1997 is calculated by dividing pro forma net loss by the sum of the weighted average number of shares of common stock outstanding (16,000,000) and 561,000 shares of common stock that would be required to be sold at the initial public offering price of $13.00 per share to pay the portion of the S corporation distribution to be paid out of the net proceeds of the Offering in excess of earnings for the year ended May 3, 1997. Share information reflects the 16,000-for-1 stock split previously approved by the Board of Directors on July 31, 1997.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED OCTOBER 31, 1997 COMPARED TO THIRTEEN WEEKS ENDED OCTOBER 31, 1996.

NET SALES

Net Sales increased $.3 million or 4.4% to $6.9 million for the thirteen weeks ended October 31, 1997, from $6.6 million in the comparable period in the prior year. The increase was due primarily to an approximately $.5 million increase in gross sales of the Plantation Patterns product line resulting from a fall promotional program from a major customer.

GROSS PROFIT

Gross profit for the thirteen weeks ended October 31, 1997, declined $.4 million to $.2 million from $.6 million in the comparable period in the prior year. The decline in margins is due primarily to start-up costs associated with the new west coast production facilities and the retrofitting of the idle Birmingham, Alabama facility, which will be used to produce the new tubular product line.

SELLING EXPENSE

Selling Expense which includes commissions, advertising and promotional expenses declined $.1 million to $.9 million for the thirteen weeks ended October 31, 1997, from $1.0 million for the comparable period in the prior year due primarily to a decline in commission expense.

GENERAL AND ADMINISTRATIVE

General and Administrative expense, which includes corporate salaries, employee benefits and professional fees, increased $.1 million to $1.5 million for the thirteen weeks ended October 31, 1997 from $1.4 million for the comparable period in the prior year primarily due to the write-off of loan costs that were related to debt that was replaced with a new credit facility.

INTEREST EXPENSE

Interest expense, which includes factor fees, decreased by $.5 million to $.5 million for the thirteen weeks ended October 31, 1997, from $1.0 million in the comparable period in the prior year due to lower debt levels and an overall lower interest rate resulting from the company's new credit facility.

PRO FORMA CREDIT FOR INCOME TAXES

Historically, the Company elected to be taxed as an S Corporation. As a result, no amounts related to income taxes has been provided in the Company's historical financial statements. The Pro forma credit for income taxes gives effect to the application of income taxes that would have been reported had the Company been a C Corporation subject to Federal and State Income Taxes. The Pro forma income tax credit for the thirteen weeks ended October 31, 1997, amounted to $1.1 million versus $1.0 million for the comparable period in the prior year. The effective tax rate in both 1997 and 1996 was 37.2%.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations and growth from seasonal borrowings under its bank line of credit, from internally generated funds, and from other term debt. The Company's primary liquidity requirements are for capital expenditures, working capital and debt service.

The Company's operating activities in the thirteen week period ended October 31, 1997, provided cash of $.6 million. Cash used by operations reflects a net loss of $2.8 million, a decrease in total receivables of $10.5 million offset by an increase in inventory of $16.5 million, which was partially funded by an increase in accounts payable of $10.0 million.

This inventory build-up is necessary to meet the peak selling season which occurs in the later part of the quarter ended April and continues through June. During the quarter ended October 31, 1997. $9.8 million in capital expenditures were funded through the issuance of term debt and borrowings under the revolving line of credit.

Currently, the Company maintains a $90 million revolving line of credit and $36.4 million of term debt facilities with a consortium of lenders led by NationsBank, N.A. ("NationsBank"). As a result of the seasonal nature of the Company's business, the Company utilizes the revolving credit facility to build up inventory levels during the first half of the Company's fiscal year.

The revolving credit facility is subject to certain borrowing base limitations, which are related primarily to accounts receivable and inventory balances, and compliance with customary financial and other covenants. As of October 31, 1997, the outstanding balance under the revolving credit facility amounted to $15.3 million, and $2.9 million was available to be borrowed at October 31, 1997, based upon the borrowing base. In addition, $22.2 million was outstanding and $14.2 million was available to be borrowed under the term debt facilities at October 31, 1997. In November 1997, the Industrial Development Authority of the County of Yuma, Arizona issued $6.0 million principal amount of Industrial Development Revenue Bonds, Series 1997, the proceeds from which have been loaned to the Company for use in connection with the development of the Company's manufacturing and distribution facilities in Yuma County, Arizona. The amount available to be borrowed under the term debt facilities will be reduced by the aggregate principal and interest payments due under such bonds.

The Company's debt agreements contain, among other things, certain restrictions relating to net worth, capital expenditures, current ratio and debt service ratio. The Company was in compliance with all covenants at October 31, 1997.

The Company believes that cash flow from operations, together with the Company's unused borrowing capacity under the credit facilities and proceeds from the Company's Initial Public Offering, will be sufficient to fund the Company's debt service requirements, capital expenditures and working capital needs through the maturity date of the credit facilities.

Forward Looking Statements.

The statements contained in this filing that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Factors that could cause actual results to differ materially from those projected include, among others, its customer concentration; seasonality; cyclicality; fluctuation of price of raw materials; risk of business interruption; dependence on key personnel; control by existing stockholders; government regulation; shares eligible for future sale; dilution; no prior market for common stock; and possible volatility of stock price. Prospective purchasers of the Common Stock should consult the risk factors listed from time to time in the Company's Reports on Form 10-Q, 8-K, 10-K, and Annual Reports to Stockholders.

                           PART II - OTHER INFORMATION


Item 6.       Exhibits and Report on Form 8-K

              (a)       Exhibits

              Not applicable

              (b)       Reports on Form 8-K

              No reports on Form 8-K were filed by the Company during the three months ended October 31, 1997.

              (c)       Exhibit 27 Financial Data Schedule (for SEC use only)

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         MEADOWCRAFT, INC.

                                         By /s/ Steven C. Braswell
                                           -------------------------------------
                                           Steven C. Braswell
                                           Vice President of Finance,
                                           Chief Financial Officer and Secretary

Date: January 2, 1998