Form 10-Q
period 1998-01-31
MEADOWCRAFT INC
filed 1998-03-09
CIK 1043339

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               -------------------


                                    FORM 10-Q

    (Mark One)

        X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      -----               THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: January 31, 1998

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      -----               THE SECURITIES EXCHANGE ACT OF 1934

                            For the transition period from          to        .
                                                           ---------   -------

                       Commission File Number:            .
                                               ----------

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

                           4700 Pinson Valley Parkway
                            Birmingham, Alabama 35215

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

                               Yes   X     No

                                   ------   ------

     As of March 2, 1998, 19,708,750 shares of the Registrant's Common Stock $.01 par value, were issued and outstanding.

                                MEADOWCRAFT, INC.

                                    FORM 10-Q

                                January 31, 1998

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements
                  Balance Sheets
                  Statement of Operations
                  Statement of Cash Flows
                  Notes to Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II - OTHER INFORMATION

         Item 6.  Exhibits

SIGNATURE

                                MEADOWCRAFT, INC.
                       UNAUDITED CONDENSED BALANCE SHEETS

       ASSETS                                                      July 31, 1997   January 31, 1997  January 31, 1998
                                                                   -------------   ----------------  ----------------

       CURRENT ASSETS:
         DUE FROM FACTOR                                           $  10,758,000    $  20,481,000    $  20,994,000
         ACCOUNTS RECEIVABLE                                           5,700,000        9,717,000       12,789,000
         INVENTORIES                                                  11,590,000       42,625,000       43,126,000
         PREPAID EXPENSES AND OTHER                                      293,000          287,000        3,277,000
                                                                   -------------    -------------    -------------

       TOTAL CURRENT ASSETS                                           28,341,000       73,110,000       80,186,000
                                                                   -------------    -------------    -------------

         PROPERTY, PLANT AND EQUIPMENT                                59,869,000       57,731,000       81,146,000
         LESS:  ACCUMULATED DEPRECIATION                             (17,908,000)     (15,556,000)     (20,380,000)

                                                                   -------------    -------------    -------------

       NET PROPERTY, PLANT AND EQUIPMENT                              41,961,000       42,175,000       60,766,000
                                                                   -------------    -------------    -------------

       OTHER ASSETS                                                      770,000          722,000          712,000
                                                                   -------------    -------------    -------------

                                                                   $  71,072,000    $ 116,007,000    $ 141,664,000
                                                                   =============    =============    =============

       LIABILITIES AND STOCKHOLDERS' EQUITY
       CURRENT LIABILITIES:

         CURRENT PORTION OF LONG-TERM DEBT                         $   4,550,000    $   4,748,000    $   2,142,000
         NOTES PAYABLE                                                10,226,000       43,974,000       31,226,000
         ACCOUNTS PAYABLE                                              2,847,000       22,868,000       24,637,000
         ACCRUED EXPENSES                                              5,602,000        4,900,000        6,856,000
         WARRANTY AND OTHER RESERVES                                   1,311,000        1,986,000        1,615,000
                                                                   -------------    -------------    -------------

       TOTAL CURRENT LIABILITIES                                      24,536,000       78,476,000       66,476,000
                                                                   -------------    -------------    -------------

       LONG-TERM DEBT                                                 13,392,000       16,446,000       26,959,000
                                                                   -------------    -------------    -------------

       COMMITMENT AND CONTINGENCIES
       STOCKHOLDER'S EQUITY:
       COMMON STOCK, $.01 PAR VALUE,

         100,000,000 SHARES AUTHORIZED, 16,000,000 SHARES
         ISSUED AND OUTSTANDING AT JULY 31, 1997,
         19,708,750 SHARES ISSUED AND OUTSTANDING

         AT JANUARY 31, 1998                                             160,000          160,000          197,000
       ADDITIONAL PAID-IN CAPITAL                                        340,000          340,000       44,662,000
       RETAINED EARNINGS                                              32,644,000       20,585,000        3,370,000
                                                                   -------------    -------------    -------------

                                                                      33,144,000       21,085,000       48,229,000
                                                                   -------------    -------------    -------------

                                                                   $  71,072,000    $ 116,007,000    $ 141,664,000
                                                                   =============    =============    =============

The accompanying notes are an integral part of these statements

                                MEADOWCRAFT, INC.

                       UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                           JANUARY 31,                   JANUARY 31,
                                                                   --------------------------    --------------------------
                                                                       1997          1998           1997           1998
                                                                   -----------   ------------    -----------   ------------
       NET SALES                                                   $27,183,000   $ 28,546,000    $33,805,000   $ 35,462,000

       COST OF SALES                                                18,046,000     19,754,000     24,113,000     26,502,000
                                                                   -----------   ------------    -----------   ------------

       GROSS PROFIT                                                  9,137,000      8,792,000      9,692,000      8,960,000
                                                                   -----------   ------------    -----------   ------------

       OPERATING EXPENSES:

         SELLING                                                     1,494,000      1,643,000      2,495,000      2,622,000

         GENERAL & ADMINISTRATIVE                                      600,000      2,006,000      1,995,000      3,559,000
                                                                   -----------   ------------    -----------   ------------

                                                                     2,094,000      3,649,000      4,490,000      6,181,000
                                                                   -----------   ------------    -----------   ------------

       OPERATING INCOME                                              7,043,000      5,143,000      5,202,000      2,779,000

       INTEREST EXPENSE                                              1,177,000        893,000      2,162,000      1,383,000
                                                                   -----------   ------------    -----------   ------------
       INCOME BEFORE INCOME

         TAXES-HISTORICAL                                            5,866,000      4,250,000      3,040,000      1,396,000
       CREDIT FOR INCOME TAXES                                               0     (2,030,000)             0     (2,030,000)
                                                                   -----------   ------------    -----------   ------------
       NET INCOME-HISTORICAL                                       $ 5,866,000   $  6,280,000    $ 3,040,000   $  3,426,000
                                                                   ===========   ============    ===========   ============

       EARNINGS PER SHARE:

         BASIC AND DILUTED                                         $      0.37   $       0.34    $      0.19   $       0.20
                                                                   ===========   ============    ===========   ============

       WEIGHTED AVERAGE SHARES

         OUTSTANDING                                                16,000,000     18,662,378     16,000,000     17,331,189
                                                                   ===========   ============    ===========   ============

       PRO FORMA PRESENTATION:

         NET INCOME-HISTORICAL                                     $ 5,866,000   $  6,280,000    $ 3,040,000   $  3,426,000
         PRO FORMA PROVISION FOR
         INCOME TAXES                                                2,182,000        412,000      1,131,000       (650,000)
                                                                   -----------   ------------    -----------   ------------
         PRO FORMA NET INCOME                                      $ 3,684,000   $  5,868,000    $ 1,909,000   $  4,076,000
                                                                   ===========   ============    ===========   ============

       PRO FORMA EARNINGS PER SHARE:

         BASIC AND DILUTED                                         $      0.23   $       0.31    $      0.12   $       0.24
                                                                   ===========   ============    ===========   ============

       PRO FORMA WEIGHTED AVERAGE

        SHARES OUTSTANDING                                          16,000,000     18,662,378     16,000,000     17,331,189
                                                                   ===========   ============    ===========   ============

The accompanying notes are an integral part of these statements

                                MEADOWCRAFT, INC.

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                SIX MONTHS ENDED JANUARY 31,
                                                    1997            1998
                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME                                      $  3,040,000    $  3,426,000
                                                ------------    ------------

ADJUSTMENTS TO RECONCILE NET INCOME TO
  NET CASH USED IN OPERATING ACTIVITIES:

     DEPRECIATION AND AMORTIZATION                 2,577,000       2,680,000
  CHANGES IN ASSETS AND LIABILITIES:
     DUE FROM FACTOR                             (10,116,000)    (10,236,000)
     ACCOUNTS RECEIVABLE                          (6,152,000)     (7,089,000)
     INVENTORIES                                 (31,782,000)    (31,536,000)
     PREPAID EXPENSES AND OTHER                        1,000      (2,984,000)
     OTHER ASSETS                                          0         144,000
     ACCOUNTS PAYABLE                             19,074,000      21,790,000
     ACCRUED EXPENSES                               (151,000)      1,254,000
     WARRANTY AND OTHER RESERVES                     174,000         304,000
                                                ------------    ------------

TOTAL ADJUSTMENTS                                (26,375,000)    (25,673,000)
                                                ------------    ------------

NET CASH USED IN OPERATING ACTIVITIES:           (23,335,000)    (22,247,000)
                                                ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     CAPITAL EXPENDITURES                         (2,173,000)    (21,277,000)
                                                ------------    ------------

NET CASH USED IN INVESTING ACTIVITIES             (2,173,000)    (21,277,000)
                                                ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     PROCEEDS FROM INITIAL PUBLIC OFFERING                        44,358,000
     NET BORROWINGS ON NOTES PAYABLE              28,965,000      21,000,000
     PROCEEDS FROM ISSUANCE OF LONG TERM DEBT              0      12,000,000
     PRINCIPAL PAYMENTS OF LONG TERM DEBT         (2,707,000)       (841,000)
     PAYMENT OF LOAN COST                                  0        (293,000)
     PAYMENT OF S CORPORATION DISTRIBUTION          (750,000)    (32,700,000)
                                                ------------    ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES         25,508,000      43,524,000
                                                ------------    ------------

NET CHANGE IN CASH                                         0               0

CASH, BEGINNING OF PERIOD                                  0               0
                                                ------------    ------------

CASH, END OF PERIOD                             $          0    $          0
                                                ============    ============

The accompanying notes are an integral part of these statements.

                               MEADOWCRAFT, INC.
                          NOTES TO UNAUDITED CONDENSED
                              FINANCIAL STATEMENTS



1.   BASIS OF PRESENTATION

     The accompanying unaudited interim financial statements of Meadowcraft, Inc., ("The Company") have been prepared in accordance with generally accepted accounting principles for interim financial information, and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. The financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's Prospectus dated November 25, 1997.

     In the opinion of management, the unaudited financial statements included herein reflect all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the information set forth therein. The results of operations for the periods presented are not necessarily indicative of results for the full year. Revenues and expenses are subject to material seasonal variations. The seasonal nature of the Company's business requires an inventory build-up during the fall and winter months in order to meet customer demand during the spring and summer selling seasons. The Company relies upon bank borrowing and cash flow from operations to finance this production.

2.   INITIAL PUBLIC OFFERING

     On November 24, 1997, the Securities and Exchange Commission declared effective a Registration Statement on Form S-1 (Commission File No. 333-33053) registering 3,593,750 shares of Common Stock of the Company (constituting a proposed maximum aggregate offering price of $53,906,250, or $15.00 per share). On November 25, 1997, the Company filed a Registration Statement on Form S-1 (Commission File No. 333-40971) with the Securities and Exchange Commission pursuant to Rule 462(b) under the Securities Act of 1933, as amended, to register an additional 115,000 shares of Common Stock (constituting a proposed maximum aggregate offering price of $1,495,000, or $13.00 per share), which registration statement became effective automatically upon filing with the Commission. All of the 3,708,750 shares so registered were offered for sale by the Company. The managing underwriter in the offering was A.G. Edwards & Sons, Inc.

     On November 25, 1997, the Company commenced its initial public offering (the "Offering") of 3,225,000 shares of common stock at $13.00 per share. On December 10, 1997, the underwriters exercised their over allotment option to purchase an additional 483,750 shares of common stock from the Company at $13.00 per share. The closing on the initial public offering and the over allotment option occurred on December 1 and December 15, 1997, respectively.

     The proceeds from the Offering and the over allotment option totaled $48,231,750 net of underwriting discount of $3,374,963 and expenses of approximately $481,000 were $44,357,787. The proceeds were used to pay $32,700,000 of the S Corporation Distribution, with the balance of $11,657,787 used to fund capital expenditures.

Upon completion of the offering, the Company terminated its S Corporation election. The Company will make an additional S Corporation Distribution based upon the Company's S Corporation earnings attributable to the period from May 4, 1997 to the date of termination of the S Corporation election. It is not possible to predict the actual amount of this S Corporation Distribution at this time because the Company's S Corporation earnings for the period from May 4, 1997 to the date of termination of the S Corporation election will be based on a prorata allocation of the Company's earnings for the 12-month period ending May 2, 1998 (based on the number of days in the period).

As a result of the Company's Offering and termination of the S Corporation election, the Company changed its year-end to July 31.

NOTE 2 - EARNINGS PER SHARE

Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The statement requires presentation of basic earnings per share and diluted earnings per share. Basic earnings per common share excludes securities or other contracts to issue common stock such as options while diluted earnings per common share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted average shares outstanding reflected herein for the three and six months ended January 31, 1998, exclude the effect of 338,462 options, which were issued on November 25, 1997, as their effect is antidilutive. No options existed during the 1997 periods. Additionally, on February 4, 1998, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") 98. SAB98 revised prior guidance of the SEC to reflect the requirements of SFAS128. As a result of SFAS128 and SAB98, the accompanying earnings per share reflect historical earnings per share, which excludes a tax provision for all periods in which the Company was an S Corporation. The pro forma earnings per share amount reflect a provision for income taxes as if the Company was a taxable corporation. Furthermore, upon termination of the Company's S Corporation election the Company recorded net deferred tax assets in the amount of $3,200,000, which was recorded as a credit in income taxes.

NOTE 3 - INVENTORIES

Inventories are valued at First-In, First-Out ("FIFO") cost, which is not in excess of market. An analysis of inventories follows:


                                       JULY 31, 1997       JANUARY 31, 1997          JANUARY 31, 1998
                                       -------------       ----------------          ----------------
RAW MATERIALS AND
 PURCHASED PARTS                           6,273,000              9,994,000                12,633,000
WORK-IN-PROCESS                              569,000                969,000                 1,489,000
FINISHED GOODS                             4,748,000             31,662,000                29,004,000
                                           ---------             ----------                ----------
                                          11,590,000             42,625,000                43,126,000
                                          ==========             ==========                ==========

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 1998 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1997

NET SALES

Net Sales increased $1.3 million, or 4.8% to $28.5 million for the three months ended January 31, 1998, from $27.2 million in the comparable prior year period. The increase was due to sales increases in the new Garden Accessories and Plantation Patterns product lines.

GROSS PROFIT

Gross Profit for the three months ended January 31, 1998, declined $.3 million to $8.8 million from $9.1 million in the comparable prior year period. The decline in margins is due primarily to start-up costs associated with the new West Coast production facilities, and to a lesser extent, the retrofitting of the previously idle Birmingham, Alabama facility, used to produce the new tubular product line. The margin from the additional sales volume offset a portion of the start-up cost.

SELLING EXPENSE

Selling Expense which includes commissions, advertising and promotional expenses increased $.1 million to $1.6 million for the three months ended January 31, 1998, from $1.5 million in the comparable prior year period due primarily to an increase in commission expense resulting from higher sales.

GENERAL AND ADMINISTRATIVE EXPENSE

General and Administrative Expense, which includes corporate salaries, employee benefits and professional fees increased $1.4 million to $2.0 million for the three months ended January 31, 1998, from $.6 million in the comparable prior year period. The prior year included a favorable legal settlement in the amount of $.7 million. Increases in professional fees and wages also contributed to the increase.

INTEREST EXPENSE

Interest Expense, which includes factor fees, decreased by $.3 million to $.9 million for the three months ended January 31, 1998, from $1.2 million in the comparable prior year period due to an overall lower interest rate, resulting from the Company's new credit facility and lower debt levels during the quarter.

CREDIT FOR INCOME TAXES

The Credit for Income Taxes includes federal and state income taxes for that portion of the three month period that the Company was a C Corporation, offset by the recording of a $3.2 million net deferred tax asset, which is the result of the Company's conversion from an S Corporation to a C Corporation in conjunction with its initial public offering. Excluding the effect of the $3.2 million credit, the effective tax rate was 37.2% in 1998.

PRO FORMA PROVISION FOR INCOME TAXES

Historically, the Company elected to be taxed as an S Corporation, as a result no provisions for income taxes were provided in the Company's financial statements. The Pro forma Provision For Income Taxes gives effect to the application of income taxes that would have been reported had the Company been a C Corporation subject to federal and state income taxes for the entire three month period, less the portion of the period the Company was a C Corporation (November 25, 1997 to January 31, 1998). The Pro forma Income Tax Provision for the three months ended January 31, 1998, was $.4 million versus $2.2 million for the comparable prior year period. The effective tax rate in both 1998 and 1997 was 37.2%.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIX MONTHS ENDED JANUARY 31, 1998 COMPARED TO SIX MONTHS ENDED JANUARY 31, 1997

NET SALES

Net Sales increased $1.7 million or 5.0% to $35.5 from $33.8 million in the comparable prior year period. The increase was due to higher sales of the Garden Accessories and Plantation Patterns product lines.

GROSS PROFIT

Gross Profit for the six months ended January 31, 1998 declined $.7 million to $9.0 from $9.7 million in the comparable prior year period. The decline in margins is due primarily to start-up costs associated with the new West Coast production facilities and to a lesser extent the retrofitting of the previously idle Birmingham, Alabama facility, used to produce the new tubular product line.

SELLING EXPENSE

Selling Expense increased $.1 million to $2.6 million for the six month period, ended January 31, 1998, from $2.5 million in the comparable prior year period due to higher commission expense on higher sales volume.

GENERAL AND ADMINISTRATIVE EXPENSE

General and Administrative Expense increased $1.6 million to $3.6 million for the six month period, ended January 31, 1998, from $2.0 million in the comparable prior year period. The prior year included a favorable legal settlement in the amount of $.7 million. Increases in professional fees, and the write-off of loan costs related to debt that was replaced with a new credit facility, also contributed to the increase.

INTEREST EXPENSE

Interest Expense decreased by $.8 million to $1.4 million for the six months ended January 31, 1998 from $2.2 million in the comparable prior year period, due to lower debt levels and an overall lower interest rate resulting from the Company's new credit facility.

CREDIT FOR INCOME TAXES

The Credit for Income Taxes includes federal and state income taxes for that portion of the six month period that the Company was a C Corporation, offset by the recording of a $3.2 million current deferred tax asset, which is the result of the Company's conversion from an S Corporation to a C Corporation, in conjunction with its initial public offering. Excluding the effect of the $3.2 million credit, the effective tax rate was 37.2%.

PRO FORMA PROVISION FOR INCOME TAXES

Historically, the Company elected to be taxed as an S Corporation, as a result no provisions for income taxes were provided in the Company's financial statements. The Pro forma Provision For Income Taxes gives effect to the application of income taxes that would have been reported had the Company been a C Corporation subject to federal and state income taxes for the entire six month period, less the portion of the period the Company was a C Corporation (November 25, 1997 to January 31, 1998). The Company was an S Corporation for the entire six month period ended January 31, 1997. The Pro forma Income Tax Provision for the six months ended January 31, 1998, was a credit of $.6 million versus $1.1 million for the comparable prior year period. The effective tax rate in both 1998 and 1997 was 37.2%.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations and growth through seasonal borrowings under its bank line of credit, from internally generated funds, and from other term debt. The Company's primary liquidity requirements are for capital expenditures, working capital and debt service.

The Company's operating activities in the six month period ended January 31, 1998, used $22.2 million in cash. Cash used by operating activities included an increase in accounts receivable of $17.3 million and inventory of $31.5 million, which was partially funded, by an increase of $21.8 million in accounts payable. The inventory build-up is necessary to meet the peak selling season demand, which occurs in the later part of the quarter ended April, and continues through June. The increase in account receivable reflects the seasonal changes in sales volume. The capital expenditures for the six months total $21.3 million, and were funded partially by the initial public offering and the issuance of term debt. The capital expenditures are part of the Company's plan to increase its manufacturing and product distribution capacity and include production and distribution facilities in the southwestern United States, a manufacturing facility in Mexico, and additional manufacturing and distribution in Alabama.

Currently, the Company maintains a $90 million revolving line of credit and a maximum $36.4 million term debt facility with a consortium of lenders led by NationsBank, N.A. ("NationsBank"). As a result of the seasonal nature of the Company's business, the Company utilizes the revolving credit facility to build up inventory levels during the first half of the Company's fiscal year.

The revolving credit facility is subject to certain borrowing base limitations, which are related primarily to accounts receivable and inventory balances, and compliance with customary financial and other covenants.

As of January 31, 1998, the outstanding balance under the revolving credit facility amounted to $31.2 million, and $18.8 million was available to be borrowed at January 31, 1998, based upon the borrowing base. In November 1997, the Industrial Development Authority of the County of Yuma, Arizona, issued $6.0 million principal amount of Industrial Development Revenue Bonds, Series 1997. The proceeds from which have been loaned to the Company for use in connection with the development of the Company's manufacturing and distribution facilities in Yuma County, Arizona.

The Company's debt agreements contain, among other things, certain restrictions relating to net worth, capital expenditures, current ratio and debt service ratio. The Company was in compliance with all covenants at January 31, 1998.

The Company believes that cash flow from operations, together with the Company's unused borrowing capacity under the credit facilities and proceeds from the Company's Initial Public Offering, will be sufficient to fund the Company's debt service requirements, capital expenditures and working capital needs through the maturity date of the credit facilities.

FORWARD LOOKING STATEMENTS

The statements contained in this filing that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements.

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

                           PART II - OTHER INFORMATION


Item 6.       Exhibits and Report on Form 8-K

              (a)       Exhibits
                        - 27 Financial Data Schedule (for SEC use only)

              Not applicable

              (b)       Reports on Form 8-K

              No reports on Form 8-K were filed by the Company during the three months ended January 31, 1998.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MEADOWCRAFT, INC.

                                   By /s/ Steven C. Braswell
                                     --------------------------------------
                                     Steven C. Braswell
                                     Vice President of Finance,
                                     Chief Financial Officer and Secretary

Date:    March   9   , 1998
               -----