Form 10-Q
period 1998-05-02
MEADOWCRAFT INC
filed 1998-06-01
CIK 1043339

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

                   For the quarterly period ended: May 2, 1998

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       -----           THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from           to            .
                                                      ---------    -----------
                       Commission File Number:            .
                                              ------------

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

                               Yes  X   No
                                  ----    -----


     As of May 27, 1998, 19,708,750 shares of the Registrant's Common Stock
                  $.01 par value, were issued and outstanding.

                                MEADOWCRAFT, INC.

                                    FORM 10-Q

                                   May 2, 1998

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements
                  Consolidated Condensed Balance Sheets
                  Consolidated Condensed Statements of Operations
                  Consolidated Condensed Statements of Cash Flows
                  Notes to Consolidated Condensed Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II - OTHER INFORMATION

         Item 6.  Exhibits

SIGNATURE

                                MEADOWCRAFT, INC.
                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

                                              July 31, 1997     May 3, 1997      May 2, 1998
                                              -------------    -------------    -------------
ASSETS
CURRENT ASSETS:
  DUE FROM FACTOR                             $  10,758,000    $  35,549,000    $  42,526,000
  ACCOUNTS RECEIVABLE                             5,700,000       27,915,000       35,787,000
  INVENTORIES                                    11,590,000       21,472,000       33,300,000
  PREPAID EXPENSES AND OTHER                        293,000          330,000        3,785,000
                                              -------------    -------------    -------------

TOTAL CURRENT ASSETS                             28,341,000       85,266,000      115,398,000
                                              -------------    -------------    -------------

  PROPERTY, PLANT AND EQUIPMENT                  59,869,000       57,798,000       84,131,000
  LESS: ACCUMULATED DEPRECIATION                (17,908,000)     (16,670,000)     (22,110,000)
                                              -------------    -------------    -------------

NET PROPERTY, PLANT AND EQUIPMENT                41,961,000       41,128,000       62,021,000
                                              -------------    -------------    -------------

OTHER ASSETS                                        770,000          667,000          696,000
                                              -------------    -------------    -------------

                                              $  71,072,000    $ 127,061,000    $ 178,115,000
                                              =============    =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  CURRENT PORTION OF LONG-TERM DEBT           $   4,550,000    $   4,750,000    $   2,740,000
  NOTES PAYABLE                                  10,226,000       48,896,000       53,164,000
  ACCOUNTS PAYABLE                                2,847,000        9,331,000       15,654,000
  ACCRUED EXPENSES                                6,913,000        9,436,000       12,887,000
                                              -------------    -------------    -------------

TOTAL CURRENT LIABILITIES                        24,536,000       72,413,000       84,445,000
                                              -------------    -------------    -------------

LONG-TERM DEBT                                   13,392,000       15,320,000       26,863,000
                                              -------------    -------------    -------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
COMMON STOCK, $.01 PAR VALUE, 100,000,000
  SHARES AUTHORIZED, 16,000,000 SHARES
  ISSUED AND OUTSTANDING AT JULY 31, 1997,
  AND MAY 3, 1997, 19,708,750 SHARES ISSUED
  AND OUTSTANDING AT MAY 2, 1998                    160,000          160,000          197,000
ADDITIONAL PAID-IN CAPITAL                          340,000          340,000       44,615,000
RETAINED EARNINGS                                32,644,000       38,828,000       21,995,000
                                              -------------    -------------    -------------

                                                 33,144,000       39,328,000       66,807,000
                                              -------------    -------------    -------------

                                              $  71,072,000    $ 127,061,000    $ 178,115,000
                                              =============    =============    =============

The accompanying notes are an integral part of these statements.

                                MEADOWCRAFT, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                ---------------------------   ---------------------------
                                 MAY 3, 1997   MAY 2, 1998    MAY 3, 1997    MAY 3, 1998
                                ------------   ------------   ------------   ------------
NET SALES                       $ 75,907,000   $ 81,840,000   $109,712,000   $117,303,000

COST OF SALES                     49,932,000     52,849,000     74,045,000     79,351,000
                                ------------   ------------   ------------   ------------

GROSS PROFIT                      25,975,000     28,991,000     35,667,000     37,952,000
                                ------------   ------------   ------------   ------------

OPERATING EXPENSES:
  SELLING EXPENSE                  3,211,000      3,230,000      5,706,000      5,852,000

  GENERAL & ADMINISTRATIVE         2,713,000      1,980,000      4,708,000      5,539,000
                                ------------   ------------   ------------   ------------

                                   5,924,000      5,210,000     10,414,000     11,391,000
                                ------------   ------------   ------------   ------------

OPERATING INCOME                  20,051,000     23,781,000     25,253,000     26,561,000

INTEREST EXPENSE                   1,807,000      1,606,000      3,969,000      2,990,000
                                ------------   ------------   ------------   ------------
INCOME BEFORE INCOME
  TAXES-HISTORICAL                18,244,000     22,175,000     21,284,000     23,571,000
PROVISION FOR INCOME TAXES                 0      3,550,000              0      1,520,000
                                ------------   ------------   ------------   ------------
NET INCOME-HISTORICAL           $ 18,244,000   $ 18,625,000   $ 21,284,000   $ 22,051,000
                                ============   ============   ============   ============

EARNINGS PER SHARE:  BASIC      $       1.14   $       0.95   $       1.33   $       1.22
                                ============   ============   ============   ============
EARNINGS PER SHARE:  DILUTED    $       1.14   $       0.94   $       1.33   $       1.22
                                ============   ============   ============   ============

WEIGHTED AVERAGE SHARES
  OUTSTANDING BASIC               16,000,000     19,708,750     16,000,000     18,123,709
                                ============   ============   ============   ============

WEIGHTED AVERAGE SHARES
  OUTSTANDING DILUTED             16,000,000     19,726,769     16,000,000     18,129,716
                                ============   ============   ============   ============

PRO FORMA PRESENTATION:
  NET INCOME-HISTORICAL         $ 18,244,000   $ 18,625,000   $ 21,284,000   $ 22,051,000
  PRO FORMA PROVISION FOR
  INCOME TAXES                     6,786,000      4,700,000      7,917,000      4,050,000
                                ------------   ------------   ------------   ------------
  PRO FORMA NET INCOME          $ 11,458,000   $ 13,925,000   $ 13,367,000   $ 18,001,000
                                ============   ============   ============   ============

PRO FORMA EARNINGS PER SHARE:
  BASIC                         $       0.72   $       0.71   $       0.84   $       0.99
                                ============   ============   ============   ============
  DILUTED                       $       0.72   $       0.71   $       0.84   $       0.99
                                ============   ============   ============   ============

PRO FORMA WEIGHTED AVERAGE
 SHARES OUTSTANDING BASIC         16,000,000     19,708,750     16,000,000     18,123,709
                                ============   ============   ============   ============

PRO FORMA WEIGHTED AVERAGE
 SHARES OUTSTANDING DILUTED       16,000,000     19,726,769     16,000,000     18,129,716
                                ============   ============   ============   ============

  The accompanying notes are an integral part of these statements.

                               MEADOWCRAFT, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                        NINE MONTHS ENDED
                                                    MAY 2, 1997     MAY 3, 1998
                                                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME - HISTORICAL                             $ 21,284,000    $ 22,051,000
                                                    ------------    ------------

ADJUSTMENTS TO RECONCILE NET INCOME TO
  NET CASH USED IN OPERATING ACTIVITIES:
     DEPRECIATION AND AMORTIZATION                     3,933,000       4,434,000
  CHANGES IN ASSETS AND LIABILITIES:
     DUE FROM FACTOR                                 (25,184,000)    (31,768,000)
     ACCOUNTS RECEIVABLE                             (24,350,000)    (30,087,000)
     INVENTORIES                                     (10,629,000)    (21,710,000)
     PREPAID EXPENSES AND OTHER                          (42,000)     (3,492,000)
     OTHER ASSETS                                         23,000         135,000
     ACCOUNTS PAYABLE                                  5,539,000      12,807,000
     ACCRUED EXPENSES                                  2,573,000       5,974,000
                                                    ------------    ------------

TOTAL ADJUSTMENTS                                    (48,137,000)    (63,707,000)
                                                    ------------    ------------

NET CASH USED IN OPERATING ACTIVITIES:               (26,853,000)    (41,656,000)
                                                    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     CAPITAL EXPENDITURES                             (2,453,000)    (24,262,000)
                                                    ------------    ------------

NET CASH USED IN INVESTING ACTIVITIES                 (2,453,000)    (24,262,000)
                                                    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     NET PROCEEDS FROM INITIAL PUBLIC OFFERING                 0      44,312,000
     NET BORROWINGS ON NOTES PAYABLE                  33,887,000      42,938,000
     PROCEEDS FROM ISSUANCE OF LONG-TERM DEBT                  0      15,500,000
     PRINCIPAL PAYMENTS OF LONG-TERM DEBT             (3,831,000)     (3,839,000)
     PAYMENT OF LOAN COSTS                                     0        (293,000)
     PAYMENT OF S CORPORATION DISTRIBUTION              (750,000)    (32,700,000)
                                                    ------------    ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES             29,306,000      65,918,000
                                                    ------------    ------------

NET CHANGE IN CASH                                             0               0

CASH, BEGINNING OF PERIOD                                      0               0
                                                    ------------    ------------

CASH, END OF PERIOD                                 $          0    $          0
                                                    ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  CASH PAID DURING THE PERIOD FOR INTEREST          $  3,848,000    $  2,864,000
                                                    ============    ============

  CASH PAID DURING THE PERIOD FOR INCOME TAXES      $          0    $  1,360,000
                                                    ============    ============


The accompanying notes are an integral part of these statements.

                                MEADOWCRAFT, INC.
                    NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS


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

       In the opinion of management, the unaudited financial statements included herein reflect all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the information set forth therein. The 1998 interim results of operations are not necessarily indicative of results expected for the full year. Revenues and expenses are subject to material seasonal variations. The seasonal nature of the Company's business requires an inventory build-up during the fall and winter months in order to meet customer demand during the spring and summer selling seasons. The Company relies upon bank borrowing and cash flow from operations to finance this production.

  2.   INITIAL PUBLIC OFFERING

       On November 25, 1997, the Company commenced its initial public offering (the "Offering") of 3,225,000 shares of common stock at $13.00 per share. On December 10, 1997, the underwriters exercised their over allotment option to purchase an additional 483,750 shares of common stock from the Company at $13.00 per share.

       The proceeds from the Offering and the over allotment option totaled $48,213,750 net of underwriting discount of $3,374,963 and expenses of approximately $527,000 were $44,311,787. The proceeds were used to pay $32,700,000 of the S Corporation Distribution, with the balance of $11,611,787 used to fund capital expenditures.

       Upon completion of the Offering, the Company terminated its S Corporation election. The Company will make an additional S Corporation Distribution based upon the Company's S Corporation earnings attributable to the period from May 4, 1997 to the date of termination of the S Corporation election (November 25, 1997).

       In order to determine the S Corporation earnings attributable to this period, the Company will prorate the Company's taxable income for the 12 month period ending May 2, 1998, based on the number of days in the 12 month period for which the Company was an S Corporation. The Company is in the process of finalizing taxable income for this period in order to determine the S Corporation distribution; however, the Company estimates such distribution will approximate $17 million.

       As a result of the Company's Offering and termination of the S Corporation election, the Company changed its financial reporting year-end to July 31.

       NOTE 2 - EARNINGS PER SHARE

       Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The statement requires presentation of basic earnings per share and diluted earnings per share. Basic earnings per common share excludes securities or other contracts to issue common stock such as options while diluted earnings per common share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted average shares outstanding diluted reflected herein for the three and nine months ended May 2, 1998, include 18,019 shares issuable related to options, which were issued on November 25, 1997. No options existed during the 1997 periods. Additionally, on February 1998, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") 98. SAB98 revised prior guidance of the SEC to reflect the requirements of SFAS128. As a result of SFAS128 and SAB98, the accompanying earnings per share reflect historical earnings per share, which which excludes a tax provision for all periods in which the Company was an S Corporation. The pro forma earnings per share amounts reflect a provision for income taxes as if the Company was a taxable corporation. Furthermore, upon termination of the Company's S Corporation election the Company recorded net deferred tax assets in the amount of $3,200,000, which was recorded as a credit in income taxes.

       NOTE 3 - INVENTORIES

       Inventories are valued at First-In, First-Out ("FIFO") cost, which is not in excess of market. An analysis of inventories follows:


                        JULY 31, 1997    MAY 3, 1997    MAY 2, 1998
                        -------------    -----------    -----------
RAW MATERIALS AND
  PURCHASED PARTS       $   6,273,000    $ 8,207,000    $13,683,000
WORK-IN-PROCESS               569,000        610,000      1,305,000
FINISHED GOODS              4,748,000     12,655,000     18,312,000
                        -------------    -----------    -----------

                        $  11,590,000    $21,472,000    $33,300,000
                        =============    ===========    ===========

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   THREE MONTHS ENDED MAY 2, 1998 COMPARED TO THREE MONTHS ENDED MAY 3, 1997


NET SALES

Net Sales increased $5.9 million, or 7.8% to $81.8 million for the three months ended May 2, 1998, from $75.9 million in the comparable prior year period. The increase was due to sales increases in the Plantation Patterns product line and, the new Garden Accessories and Tubular product lines.

GROSS PROFIT

Gross Profit for the three months ended May 2, 1998, increased $3.0 million to $29.0 million from $26.0 million in the comparable prior year period. The increase in margins is due primarily to higher sales volume offset by some start up costs associated with the new West Coast production facilities, and to a lesser extent, the retrofitting of the previously idle Birmingham, Alabama facility, used to produce the new tubular product line.

SELLING EXPENSE

Selling Expense, which includes commissions, advertising and promotional expenses remained even with the prior year at $3.2 million for the three months ended May 2, 1998. Higher commissions were offset by lower expenditures for advertising, travel, and entertainment.

GENERAL AND ADMINISTRATIVE EXPENSE

General and Administrative Expense, which includes corporate salaries, employee benefits and professional fees decreased $.7 million to $2.0 million for the three months ended May 2, 1998, from $2.7 million in the comparable prior year period.
The decrease was due primarily to a lower accrual for bonus payments in 1998.

INTEREST EXPENSE

Interest Expense, which includes factor fees, decreased by $.2 million to $1.6 million for the three months ended May 2, 1998, from $1.8 million in the comparable prior year period due to an overall lower interest rate, resulting from the Company's new credit facility.

HISTORICAL AND PRO FORMA PROVISIONS FOR INCOME TAXES

Prior to November 25, 1997, the Company elected to be taxed as an S Corporation and, as a result, the periods prior to November 25, 1997 do not reflect historical income tax provisions. On November 25, 1997, the Company terminated its S Corporation election in connection with its Initial Public Offering and became a taxable C Corporation. Additionally, the Company has allocated its income for the three months, ended May 2, 1998, between the nontaxable S Corporation and the taxable C Corporation based on the number of days in the 12 month period ended May 2, 1998, in which the Company was an S Corporation and C Corporation respectively. The effect of the allocation was that a portion of the income for the three months ended May 2, 1998 was attributable to the C Corporation with the remainder being attributable to the S Corporation. The income attributable to the C Corporation resulted in a historical tax provision of $3,550,000 for the three months ended May 2, 1998. The pro forma provision of the three months ended May 3, 1997 and May 2, 1998, gives effect to the application of incremental income taxes that would have been reported had the Company's income been attributable to the C Corporation for the entire three month period. The historical and pro forma income provision combined reflect an overall effective tax rate of 37% in both 1998 and 1997.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    NINE MONTHS ENDED MAY 2, 1998 COMPARED TO NINE MONTHS ENDED MAY 3, 1997



NET SALES

Net Sales increased $7.6 million or 6.9% to $117.3 from $109.7 million in the comparable prior year period. The increase was due to higher sales of the Garden Accessories and Plantation Patterns product lines.

GROSS PROFIT

Gross Profit for the nine months ended May 2, 1998 increased $2.3 million to $38.0 from $35.7 million in the comparable prior year period. The increase in margins is due primarily to higher sales volume offset by start-up costs associated with the new West Coast production facilities and to a lesser extent the retrofitting of the previously idle Birmingham, Alabama facility, used to produce the new tubular product line.

SELLING EXPENSE

Selling Expense increased $.1 million to $5.8 million for the nine month period, ended May 2, 1998, from $5.7 million in the comparable prior year period due primarily to higher commission expense on higher sales volume.

GENERAL AND ADMINISTRATIVE EXPENSE

General and Administrative Expense increased $.8 million to $5.5 million for the nine month period, ended May 2, 1998, from $4.7 million in the comparable prior year period. The prior year included a favorable legal settlement in the amount of $.7 million. Increases in professional fees, and the write-off of loan costs related to debt that was replaced with a new credit facility, offset by a lower bonus accrual also contributed to the increase.

INTEREST EXPENSE

Interest Expense decreased by $1.0 million to $3.0 million for the nine months ended May 2, 1998 from $4.0 million in the comparable prior year period, due to lower debt levels and an overall lower interest rate resulting from the Company's new credit facility.

HISTORICAL AND PRO FORMA PROVISIONS FOR INCOME TAXES

Prior to November 25, 1997, the Company elected to be taxed as an S Corporation and, as a result, the periods prior to November 25, 1997 do not reflect historical income tax provisions. On November 25, 1997, the Company terminated its S Corporation election in connection with its Initial Public Offering and became a taxable C Corporation. In connection with this termination, the Company recorded deferred tax assets and a credit income tax provision in the amount of $3,200,000. Additionally, the Company has allocated its income for the nine months, ended May 2, 1998, between the nontaxable S Corporation and the taxable C Corporation based on the number of days in the 12 month period ended May 2, 1998, in which the Company was an S Corporation and C Corporation respectively. The effect on the allocation was that a portion of the income for the nine months ended May 2, 1998 was attributable to the C Corporation with the remainder being attributable to the S Corporation. The income attributable to the C Corporation resulted in a historical tax provision of $4,720,000 for the nine months ended May 2, 1998, which was partially offset by the recording of net deferred tax assets of $3,200,000. The pro forma provision of the nine months ended May 3, 1997 and May 2,1998, gives effect to the application of incremental income taxes that would have been reported had the Company's income been attributable for the C Corporation of the entire nine month period. The historical and pro forma income provision combined reflect and overall effective tax rate of 37% in both 1998 and 1997, before considering the effect of the one time credit income tax provision of $3,200,000 in 1998 related to the initial recording of net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations and growth through seasonal borrowings under its bank line of credit, from internally generated funds, and from other term debt. The Company's primary liquidity requirements are for capital expenditures, working capital and debt service.

The Company's operating activities in the nine month period ended May 2, 1998, used $41.6 million in cash. Cash used by operating activities included an increase in accounts receivable and due from factor of $61.9 million and inventory of $21.7 million, which was partially funded, by an increase of $12.8 million in accounts payable. The inventory build-up is necessary to meet the peak selling season demand, which occurs in the later part of the quarter ended April, and continues through June. The increase in accounts receivable reflects the seasonal changes in sales volume. The capital expenditures for the nine months totaled $24.3 million, and were funded partially by proceeds from the initial public offering and the issuance of term debt. The capital expenditures are part of the Company's plan to increase its manufacturing and product distribution capacity and include production and distribution facilities in the southwestern United States, a manufacturing facility in Mexico, and additional manufacturing and distribution capacity in Alabama.

Currently, the Company maintains a $90 million revolving line of credit and a maximum $36.4 million term debt facility with a consortium of lenders led by NationsBank, N.A. ("NationsBank"). As a result of the seasonal nature of the Company's business, the Company utilizes the revolving credit facility to build up inventory levels during the first half of the Company's fiscal year. The revolving credit facility is subject to certain borrowing base limitations, which are related primarily to accounts receivable and inventory balances.

As of May 2, 1998, the outstanding balance under the revolving credit facility amounted to $53.2 million, and $28.2 million was available to be borrowed at May 2, 1998, based upon the borrowing base. In November 1997, the Industrial Development Authority of the County of Yuma, Arizona, issued $6.0 million principal amount of Industrial Development Revenue Bonds, Series 1997. The proceeds from which have been loaned to the Company for use in connection with the development of the Company's manufacturing and distribution facilities in Yuma County, Arizona.

The Company's debt agreements contain, among other things, certain restrictions relating to net worth, capital expenditures, current ratio and debt service ratio. The Company was in compliance with all covenants at May 2, 1998.

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

                           PART II - OTHER INFORMATION


Item 6.       Exhibits and Report on Form 8-K

              (a)       Exhibits

              27 Financial Data Schedule (for SEC use only)

              (b)       Reports on Form 8-K

              No reports on Form 8-K were filed by the Company during the three months ended May 2, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      MEADOWCRAFT, INC.


                                      By  /s/ Steven C. Braswell
                                          Steven C. Braswell
                                          Vice President of Finance,
                                          Chief Financial Officer and Secretary



Date:    June 1, 1998