Form 10-K
period 1998-07-31
MEADOWCRAFT INC
filed 1998-10-14
CIK 1043339

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                    For the fiscal year ended July 31, 1998

(Mark One) OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

      For the transition period from                 to
                                     ---------------    ------------------

                      Commission File Number:   001-13635
                                                ---------

                               MEADOWCRAFT, INC.
             (Exact Name of Registrant as Specified in its Charter)


                           Delaware                                                  63-0891252
--------------------------------------------------------------  ----------------------------------------------------
(State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification Number)
                  4700 Pinson Valley Parkway
                  Birmingham, Alabama 35215                                        (205) 853-2220
--------------------------------------------------------------  ----------------------------------------------------
           (Address of principal executive office)              (Registrant's telephone number, including area code)


          Securities registered pursuant to Section 12 (b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12 (g) of the Act:


  Title of each class               Name of each exchange on which registered
------------------------            -----------------------------------------
      COMMON STOCK                           NEW YORK STOCK EXCHANGE
$.01 PAR VALUE PER SHARE

Indicate by check mark whether Registrant (1) has filled out all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES [X]         NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the registrant (3,707,019 shares) on October 6, 1998 was $33,826,548. For the purposes of this response, officers, directors and holders of 5% or more of the Registrant's Common Stock are considered the affiliates of the Registrant at that date.

As of October 6, 1998, 19,708,750 shares of the Registrant's Common Stock. $.01 par value, were issued and outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's definitive Proxy Statement for the registrant's 1998 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year by this report, are incorporated into Part III hereof.


===============================================================================

GENERAL

ITEM 1.  BUSINESS

Meadowcraft, Inc. (the "Company") is the leading domestic producer of casual outdoor furniture and is the largest manufacturer of outdoor wrought iron furniture in the United States. The Company designs, manufactures and distributes a variety of wrought iron consumer products, including outdoor and indoor furniture and accessories, outdoor cushions and umbrellas and garden products, which it markets to mass merchandisers and specialty stores primarily in the United States. The Company believes that it has established a reputation as an innovator in the design, manufacturing, distribution and marketing of moderately priced, quality wrought iron furniture.

The Company offers consumers a wide variety of products across different price points in three markets: the outdoor mass market under the Plantation Patterns brand name; the outdoor specialty market under the Meadowcraft, Arlington House, and Salterini brand names; and the indoor specialty and mass markets under the Interior Images by Salterini and Home Collection from Plantation Patterns brand names, respectively.

During the second quarter of fiscal 1998, the Company completed its Initial Public Offering ("IPO"), selling 3,708,750 shares of common stock for $13.00 per share. The proceeds from the Offering were used to pay an S Corporation dividend and fund capital expenditures. (See Note 1 of Notes to Consolidated Financial Statements.)

COMPETITIVE STRENGTHS

The Company attributes its strong market position to the high value-to-price characteristic and design of its products as well as its low-cost production and efficient distribution systems. These factors have contributed to the Company's success with its customers - both mass and specialty retailers and consumers. The Company believes its competitive strengths include the following:

     Low-Cost Producer. The Company believes that its low-cost, high-volume production systems have enabled it to design, manufacture and distribute quality wrought iron furniture and accessories with traditional, "high-end" design features, broad consumer appeal and high value-to-price characteristics. The Company developed its low-cost production systems by combining design and production expertise developed for the specialty markets with efficient, innovative manufacturing and distribution systems designed to accommodate the need of mass merchandisers. Management believes that by applying its low-cost manufacturing expertise to additional product lines it can increase its share of the casual outdoor furniture market as well as gain market share in the indoor furniture market.

     Advanced Manufacturing and Distribution Systems. The Company's advanced manufacturing and distribution facilities and computerized inventory tracking and shipping systems enable the Company to produce and ship large quantities of products on a timely and reliable basis. Timely and reliable shipment of products is an important competitive factor in the casual furniture industry, especially in the mass market where customers often require shipment of a large volume of products on short notice throughout the spring and summer months. The Company's manufacturing facilities are designed to accommodate efficient production of products for both the mass and specialty markets, with common product design elements and flexible production systems permitting rapid transition between products styles and colors. In addition, the Company's management information systems integrate all aspects of production, distribution and shipping.

     Relationships with Mass Market and Specialty Retail Customers. By manufacturing and delivering quality products reliably, the Company has built excellent relationships with its mass market customers and has developed an extensive network of specialty retailers. The Company sells its mass market products to nine of the top ten U.S. discount retailers/mass merchants and home centers, and believes that it has excellent relationships with its existing mass market customers. The Company believes that its relationships with mass market retail customers and specialty retail customers position it to increase sales of existing products and introduce new products and product lines successfully through these distribution channels. In addition, by leveraging relationships established in the outdoor furniture market, management believes that the Company will be able to gain access to distribution channels for new products such as indoor furniture and accessories and garden products.

BUSINESS STRATEGY

Since 1991, the Company has profitably developed its business by providing quality wrought iron furniture to the mass and specialty markets. Meadowcraft has refined and expanded the outdoor wrought iron furniture market by designing, producing and shipping on a reliable, timely and cost-effective basis quality products with broad consumer appeal and high value-to-price characteristics. The Company has identified future growth opportunities and has developed a strategy to increase its sales, earnings and market share of the casual outdoor and indoor furniture markets, including the following initiatives:

     Introduce New Products and Expand Product Offerings. The Company intends to apply its low-cost production expertise to introduce more new products with traditional, "high-end" design features, broad consumer appeal, and high value-to-price characteristics, and to expand product offerings in its existing product lines. For example, in the outdoor market, the Company introduced a new line of wrought iron garden products in Fiscal 1997 and introduced a new line of tubular steel outdoor furniture in Fiscal 1998. In the indoor market, the Company is expanding the product offerings under its Home Collection from Plantation Patterns and Interior Images by Salterini lines. This strategy is designed to expand market share within the casual outdoor and indoor furniture markets.

     Increase Manufacturing and Distribution Capacity. The Company has increased its manufacturing and product distribution capacity to allow the Company to meet the demands of new and existing customers in new geographic regions, as well as to enhance the Company's ability to provide products to all customers on a timely and reliable basis. During Fiscal 1998 the Company constructed a distribution facility in the southwestern United States, and acquired a manufacturing facility in Mexico to serve customers in the western United States. In addition, the Company converted an idle manufacturing facility in Alabama to produce tubular steel outdoor furniture, which was completed by December 1997. The Company will continue to evaluate opportunities to produce and distribute products efficiently in markets outside of the United States.

     Heighten Brand Awareness. In addition to expanded offerings of products with high value-to-price characteristics, management believes that by targeting the ultimate consumer directly through point of purchase materials, the Company will heighten brand name awareness and increase consumer demand for the Company's products.

PRODUCTS

The Company designs and manufactures a variety of quality wrought iron outdoor and indoor furniture and accessories, cushions and umbrellas, and garden products. These products are sold primarily in the United States through mass merchants and specialty retailers.

Historically, the Company manufactured exclusively outdoor wrought iron furniture. In recent years, the Company expanded its product lines to include indoor wrought iron furniture and accessories. In addition, Meadowcraft further broadened its product offerings with the introduction of wrought iron garden products in Fiscal 1997. In Fiscal 1998, the Company introduced a line of tubular steel outdoor furniture.

The Company's outdoor products are sold through mass merchandisers under the Plantation Patterns brand name and include dining groups composed of action chairs, stack chairs, dining tables, bistro groups and accent tables; accessories such as chaises, gliders, bakers' racks and tea carts; cushions and umbrellas; and garden products. In addition, the Company sells a similar line of outdoor products in the specialty market under the Meadowcraft, Arlington House and Salterini brand names. The Company's outdoor casual furniture products come in a variety of styles and colors and are sold across different price points to appeal to a range of consumers in the mass and specialty markets.

The Company's indoor wrought iron furniture is sold to specialty furniture stores and department stores under the Interior Images by Salterini brand name and to mass merchants under the Home Collection from Plantation Patterns brand name. The indoor collections include occasional tables, dining groups and beds, as well as accent pieces. The Company's garden products include shepherds' hooks, trellises, arbors, and plant stands and are sold through both mass merchandisers and specialty retailers under the Plantation Patterns brand name.

CUSTOMERS AND MARKETING

The Company's primary customers are domestic retailers in the mass market and specialty markets. Meadowcraft serves three markets; the outdoor mass market, which includes national chains, discount retailers, mass merchants, and home centers; the outdoor specialty market, which includes furniture stores, specialty stores and garden shops; and the indoor market, which includes specialty furniture stores, mass merchandisers and department stores. In Fiscal 1998, the Company sold products to over 1,500 mass and specialty accounts, including nine of the top ten U.S. discount retailers/mass merchants and home centers.

The Company believes that its relationship with all of its top customers is excellent, which management believes positions the Company to increase sales of existing products and introduce new products.

To service its mass merchant and specialty accounts, Meadowcraft has tailored its sales strategy to meet the distinct needs of each market.

Each summer, Meadowcraft's sales managers meet with their mass market accounts to plan product purchases and shipping schedules for the following selling season. The Company's marketing efforts in the mass market culminate with the National Hardware Show in August at which Meadowcraft exhibits its product line for the upcoming mass retail selling season. Typically, by early fall of each year, the Company has received estimated requirements from customers for approximately seventy percent of the sales that it will produce and ship during the following selling season. Throughout the selling season, Meadowcraft works closely with its customers to assure timely shipment and to monitor and respond to sales trends and feedback.

The specialty market sales team markets both standard and made-to-order products to over 1,500 specialty accounts throughout North America and Europe. Given the number of specialty accounts and the seasonality of its business, the Company believes that the use of independent representatives is an effective and cost-effective means to serve the specialty market. These representatives are paid on a commission-only basis, which the Company believes makes them highly entrepreneurial. Participation in trade shows, particularly the International Casual Furniture Market held at the Merchandise Mart in Chicago, is an important element of Meadowcraft's marketing efforts directed at specialty retail customers.

To supplement its sales efforts to mass market and specialty account customers, Meadowcraft uses a variety of means to advertise and promote its products, including product brochures, trade shows and cooperative advertising with some of its specialty accounts.

MANUFACTURING AND DISTRIBUTION

The Company operates four manufacturing facilities and four distribution centers in Alabama, one manufacturing facility in Sonora, Mexico, and a paint and pack facility and distribution center in Yuma, Arizona. The Company believes that it operates advanced manufacturing and distribution systems. These facilities are run by well-trained and experienced production personnel and have allowed the Company to become a low-cost producer in the wrought iron furniture industry.

The Company's manufacturing process combines sophisticated, computerized materials handling systems and advanced primer and paint systems with a skilled work force. The Company emphasizes cost-efficiencies in the manufacturing process and has consistently modernized its manufacturing equipment and facilities through capital expenditures in order to improve the process. Due to the Company's high volume of business with mass merchandisers, Meadowcraft begins production and warehouses products during the off season in order to meet in-season purchases from customers. Through the extension of the production season and the leveling off of production activity, Meadowcraft reduces the seasonality of the manufacturing process.

The Company's modern distribution facilities are located adjacent to its manufacturing facilities and utilize integrated materials handling systems. The Company utilizes sophisticated computer systems to code and track inventory and to coordinate and monitor loading and shipment of products to retailers. Coordination of the manufacturing, packing, and distribution functions allows for greater control and production efficiencies.

INDUSTRY AND COMPETITION

The casual furniture industry is highly competitive and includes a large number of manufacturers, none of which dominate the market. The Company competes against other domestic and foreign wrought iron furniture manufacturers as well as manufacturers of aluminum, resin and plastic, wicker and rattan, and wood casual furniture with respect to its outdoor products and traditional furniture companies with respect to its indoor products. A number of the companies which compete directly with the Company may have greater financial and other resources. Management believes that the competition in the wrought iron furniture industry is generally a function of timeliness of delivery, price, quality, product design, product availability, and customer service. In addition to the factors which the Company believes allow it to compete effectively with all of its competitors, the Company believes that the proximity of its U.S. manufacturing and distribution facilities to its customers is a competitive advantage over foreign manufacturers due to its ability to respond timely to in-season orders and the higher freight costs incurred in shipping products from foreign manufacturers.

RAW MATERIALS AND SUPPLIERS

The primary raw materials used by the Company to manufacture and distribute its products are steel, fabrics, cardboard, paint and umbrella frames. Each year, the Company purchases its raw materials from a number of domestic and foreign suppliers. The Company has annual contracts with many of its major suppliers, and the Company does not anticipate, nor has it experienced, any difficulty in obtaining any of its raw materials. The Company believes that there are a relatively large number of other suppliers of raw materials available, which enable the Company to obtain competitive prices for its raw materials. While the cost of raw materials is subject to fluctuations, the Company commits to purchase the raw materials that it estimates will be needed for the ensuing year at fixed prices to control production costs. Significant increases in the cost of raw materials in a particular year could have an effect on the Company's margins for its products if the Company were unable to build these costs into the prices of its products or to offset such raw material cost increases through cost reductions in the following year.

REGULATORY MATTERS

The Company's operations must meet federal, state and local regulatory standards in the areas of safety, health, labor and environmental pollution controls. To the best of the Company's knowledge, it is in substantial compliance with all federal, state and local regulatory standards and environmental protection provisions. Historically, compliance with these standards has not had any material adverse effect on the Company's results of operations. In addition, the Company is subject to numerous environmental laws and regulations concerning air emissions, discharges into waterways and the generation, handling, storage, transportation, treatment and disposal of waste materials. These laws and regulations are subject to change, and it is impossible to predict with accuracy the affect they may have on the Company in the future. Like many other industrial companies, the Company's manufacturing operations entail the risk of noncompliance, which may result in fines, penalties and remediation costs, and there can be no assurance that such costs will be insignificant. The Company believes that any future fines, penalties and remediation costs associated with noncompliance should not have a material adverse effect on capital expenditures, earnings or the Company's competitive position. However, legal and regulatory requirements in those areas have been increasing, and there can be no assurance that significant costs and liabilities will not be incurred in the future due to regulatory noncompliance.

EMPLOYEES

As of July 31, 1998, the Company employed approximately 772 persons, approximately 464 of whom were subject to a collective bargaining agreement. Employment levels fluctuate throughout the year due to the seasonal nature of the Company's business. The Company's non-salaried employees, except those in Arizona and Mexico, are covered by three separate collective bargaining agreements. One of the Company's collective bargaining agreements, covering employees at two facilities in Birmingham, Alabama, was ratified in July 1998, and is effective for a three year period. The Company believes that its relations with its employees are good.

TRADEMARKS

The Company has registered the trade names of "Meadowcraft," "Arlington House," "Salterini," and "Interior Images by Salterini" with the United States Patent and Trademark Office ("USPTO"). The Company has filed applications with USPTO to register the trade names "Plantation Patterns," and "Home Collection from Plantation Patterns." In the opinion of management, the Company's trademark position is adequately protected in all markets in which the Company does business. The Company believes that its various trade names are generally well recognized by dealers and distributors and are associated with a high level of quality and value.


ITEM 2.  PROPERTIES

The table below presents certain information with respect to the Company's principal properties. The Company believes that all of its properties are well-maintained and in good condition and are capable of handling increased production. All of the properties are equipped with automatic sprinkler systems and modern fire protection equipment, which management believes are adequate.



                                                       Approximate Size
    Location                  Primary Use               (Square Feet)    Owned/Leased
-----------------  ----------------------------------  ----------------  ------------
BIRMINGHAM, AL
 Carson Road       Manufacturing/Offices/Distribution     1,530,000       Owned
 Meadowcraft Road  Manufacturing/Offices                    240,000       Leased (1)
 Goodrich Drive    Distribution                             340,000       Leased (2)
WADLEY, AL         Manufacturing/Distribution               999,000       Owned
SELMA, AL          Manufacturing/Distribution               272,000       Owned
SAN LUIS, AZ       Manufacturing/Offices/Distribution       600,000       Owned
SONORA, MEXICO     Manufacturing                            175,000       Owned

(1)  Lease expires August 29, 2000.
(2)  Lease expires May 31, 2000.

In addition to these properties, the Company also leases approximately 9,000 square feet of showroom space in Chicago, Illinois and approximately 5,400 square feet of showroom space in High Point, North Carolina.


ITEM 3.  LEGAL PROCEEDINGS

The Company from time to time, is subject to legal proceedings and other claims arising in the ordinary course of its business. Management believes that the Company is not presently a party to any litigation, the outcome of which would have a material effect on its business or operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 31, 1998, the Board of Directors approved the First Amendment to the Amended and Restated Certificate of Incorporation. The purpose of the amendment was to reduce the total number of authorized shares and thereby reduce the Delaware franchise tax. Pursuant to the Delaware General Corporation Law 228, Consent of Stockholders in Lieu of Meeting, the majority stockholders have consented to the adoption of the First Amendment to the Amended and Restated Certificate of Incorporation.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The Company's Common stock trades on The New York Stock Exchange under the symbol MWI. The following table sets forth, by fiscal quarter, the high and low sales prices of the Common Stock reported by The New York Stock Exchange from November 25, 1997 (the first day of trading in the Company's Common Stock) through July 31, 1998.

                                           High Sale          Low Sale
                                           ---------          --------
Second Quarter (November 25, 1997            $14.00            $ 9.75
     through January 31, 1998)

Third Quarter ended May 2, 1998              $17.13            $ 9.94

Fourth Quarter ended July 31, 1998           $16.75            $10.75


As of October 7, 1998, the number of shareholders of record of the Company's Common Stock was approximately 40 and the number of beneficial holders of the Company's Common Stock was approximately 1,000. The Company has not declared or paid any dividends on its Common Stock. The policy of the Board of Directors of the Company is to retain earnings for the expansion and development of the Company's business. Future dividend policy and the payment of dividends, if any, will be determined by the Board of Directors in light of circumstances then existing, including the Company's earnings, financial condition, contractual restrictions and other factors deemed relevant by the Board.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data are derived from the consolidated financial statements of Meadowcraft, Inc. included elsewhere herein. This data should be read in conjunction with Meadowcraft's consolidated financial statements, related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.


                                                               Fiscal Year Ended                           Thirteen Weeks Ended
                                     ----------------------------------------------------------------   -------------------------
                                                                        (In Thousands Except Per Share Data)
                                        May 1,     April 30,    April 28,     May 3,      July 31,        July 31,    July 31,
                                         1994         1995         1996        1997         1998            1996       1997
                                     -----------  -----------  -----------  -----------  ------------   -----------  -----------
STATEMENT OF INCOME DATA:                                                                               (Unaudited)
Net sales                            $    96,189  $   120,767  $   117,419  $   141,945  $    162,201   $    32,233  $    35,368
Cost of sales                             70,805       88,587       87,849       98,315       112,255        24,270       25,932
                                     -----------  -----------  -----------  -----------  ------------   -----------  -----------
Gross profit                              25,384       32,180       29,570       43,630        49,946         7,963        9,436
                                     -----------  -----------  -----------  -----------  ------------   -----------  -----------
Operating expenses
 Selling                                   5,551        6,101        6,092        6,939         7,796         1,232        1,517
 General and administrative                4,861        5,165        5,906        6,039         7,540         1,332        1,442
                                     -----------  -----------  -----------  -----------  ------------   -----------  -----------
                                          10,412       11,266       11,998       12,978        15,336         2,564        2,959
                                     -----------  -----------  -----------  -----------  ------------   -----------  -----------
Operating income                          14,972       20,914       17,572       30,652        34,610         5,399        6,477
Interest expense                           4,885        4,881        5,018        5,274         4,262         1,304        1,161
                                     -----------  -----------  -----------  -----------  ------------   -----------  -----------
Income before provision for
 income taxes - historical                10,087       16,033       12,554       25,378        30,348         4,095        5,316
Provision for income taxes                     0            0            0            0         4,038             0            0
                                     -----------  -----------  -----------  -----------  ------------   -----------  -----------
Net income - historical              $    10,087  $    16,033  $    12,554  $    25,378  $     26,310   $     4,095  $     5,316
                                     ===========  ===========  ===========  ===========  ============   ===========  ===========
Pro forma presentation:
Income before provision for income
 taxes - historical                  $    10,087  $    16,033  $    12,554  $    25,378  $     30,348   $     4,095  $     5,316
Pro forma income tax:
 Provision                                 3,672        6,071        4,685        9,439        11,289         1,523        1,978
 Benefit related to change in tax
  status                                       0            0            0            0        (3,200)            0            0
                                     -----------  -----------  -----------  -----------  ------------   -----------  -----------
                                           3,672        6,071        4,685        9,439         8,089         1,523        1,978
                                     -----------  -----------  -----------  -----------  ------------   -----------  -----------
Pro forma net income                 $     6,415  $     9,962  $     7,869  $    15,939  $     22,259   $     2,572  $     3,338
                                     ===========  ===========  ===========  ===========  ============   ===========  ===========
Historical earnings per share:
 Basic and diluted                   $       .63  $      1.00  $       .78  $      1.59  $       1.42   $       .26  $       .33
                                     ===========  ===========  ===========  ===========  ============   ===========  ===========
Pro forma:
 Basic and diluted                   $       .40  $       .62  $       .49  $      1.00  $       1.20   $       .16  $       .21
                                     ===========  ===========  ===========  ===========  ============   ===========  ===========
Pro forma excluding benefit related
 to change in tax status:
 Basic and diluted                   $       .40  $       .62  $       .49  $      1.00  $       1.03   $       .16  $       .21
                                     ===========  ===========  ===========  ===========  ============   ===========  ===========
Weighted average shares
 outstanding:
 Basic                                16,000,000   16,000,000   16,000,000   16,000,000    18,519,969    16,000,000   16,000,000
                                     ===========  ===========  ===========  ===========  ============   ===========  ===========
 Diluted                              16,000,000   16,000,000   16,000,000   16,000,000    18,523,574    16,000,000   16,000,000
                                     ===========  ===========  ===========  ===========  ============   ===========  ===========
OTHER DATA:
Capital expenditures                 $     7,615  $    16,034  $    18,676  $     4,081  $     25,258   $     1,628  $     2,070
Depreciation  and amortization             1,482        2,340        4,006        5,099         6,092         1,235        1,237
BALANCE SHEET DATA:
Total assets                         $    79,921  $   111,815  $   126,479  $   127,061  $    110,151   $    68,360  $    71,072
Total debt                                64,614       71,836       84,737       68,966        43,527        38,910       28,168
Stockholders' equity                       5,051       15,984       20,200       39,328        54,831        18,795       33,144

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Meadowcraft is the leading domestic producer of casual outdoor furniture and is the largest manufacturer of outdoor wrought iron furniture in the United States. The Company sells its products in three markets: the outdoor mass market under the Plantation Patterns brand name; the outdoor specialty market under the Meadowcraft, Arlington House and Salterini brand names; and the indoor specialty and mass markets under the Interior Images by Salterini and Home Collection from Plantation Patterns, respectively. During Fiscal 1997, the Company introduced a line of wrought iron garden products to both the specialty and mass markets. The following is a summary of the percentages of gross sales by market category for each of the last two fiscal years in the period ended May 3, 1997 and the fiscal year ended July 31, 1998 and for the thirteen weeks ended July 31, 1996 and 1997:



                                     Fiscal Year Ended          Thirteen Weeks Ended
                               -----------------------------    --------------------
                               April 28,   May 3,    July 31,   July 31,   July 31,
                                 1996       1997       1998       1996       1997
                               ---------   ------    --------   --------   --------
Outdoor Mass                     75.7%      75.1%      73.6%      69.6%      69.4%
Outdoor Specialty                18.7       16.9       15.3       23.6       19.5
Indoor Specialty and Mass         4.6        4.2        3.8        4.4        5.0
Garden Products                   0.0        2.3        5.0        0.0        3.9
Other                             1.0        1.5        2.3        2.4        2.2
                                -----      -----      -----      -----      -----
Total Gross Sales               100.0%     100.0%     100.0%     100.0%     100.0%
                                =====      =====      =====      =====      =====

The Company was on a 52/53 week year with the fiscal year ending on the Sunday closest to the last day of April. During Fiscal 1997, the Company changed its reporting period to a fiscal year ending on the Saturday closest to the last day of April. As a result of this change, Fiscal 1997 includes 53 weeks of operations versus 52 weeks in Fiscal 1996. Subsequent to the completion of the Company's initial public offering and termination of the S Corporation election, the Company changed its financial reporting year end to July 31.

Net sales as reflected throughout Management's Discussion and Analysis of Financial Condition and Results of Operations reflect gross sales less returns, allowances and discounts. The Company generally does not allow returns unless products are damaged, in which case they would be covered under its warranty policy. The Company offers up to a 36-month limited warranty on certain products. As such, estimated warranty costs are accrued at the time products are sold based on a historical percentage of warranty costs to gross sales. The charge for such accrual is reflected as returns and allowances, which reduces gross sales to net sales. Historically, changes in warranty costs as a percentage of gross sales have not been material. See Note 2 of the Financial Statements included elsewhere herein.

RESULTS OF OPERATIONS

The following table sets forth certain information relating to the Company's operations expressed as a percentage of the Company's net sales for the respective periods:


                                                                Fiscal Year Ended            Thirteen Weeks Ended
                                                          -----------------------------      --------------------
                                                          April 28,    May 3,   July 31,     July 31,   July 31,
                                                            1996        1997      1998         1996      1997
                                                         ----------    ------   --------     --------   --------

Net sales                                                   100.0%     100.0%     100.0%      100.0%     100.0%
Cost of sales                                                74.8       69.3       69.2        75.3       73.3
                                                            -----      -----      -----       -----      -----
Gross profit                                                 25.2       30.7       30.8        24.7       26.7
Selling expense                                               5.2        4.8        4.8         3.8        4.3
General and administrative expense                            5.0        4.3        4.7         4.1        4.1
                                                            -----      -----      -----       -----      -----
Operating income                                             15.0       21.6       21.3        16.8       18.3
Interest expense                                              4.3        3.7        2.6         4.1        3.3
                                                            -----      -----      -----       -----      -----
Income before provision for income taxes - historical        10.7       17.9       18.7        12.7       15.0
Provision for income taxes                                    0.0        0.0        2.5         0.0        0.0
                                                            -----      -----      -----       -----      -----
Net income-historical                                        10.7       17.9       16.2        12.7       15.0
                                                            =====      =====      =====       =====      =====
Pro forma presentation:
Income before provision for income taxes- historical         10.7       17.9       18.7        12.7       15.0
Pro forma income tax:
 Provision                                                    4.0        6.7        7.0         4.7        5.6
 Benefit related to change  in tax status                     0.0        0.0       (2.0)        0.0        0.0
                                                            -----      -----      -----       -----      -----
                                                              4.0        6.7        5.0         4.7        5.6
                                                            -----      -----      -----       -----      -----
Pro forma net income                                          6.7%      11.2%      13.7%        8.0%       9.4%
                                                            =====      =====      =====       =====      =====

JULY 31, 1998 COMPARED TO MAY 3, 1997

Net Sales

Net sales in Fiscal 1998 increased $20.3 million, or 14.3%, to $162.2 million from $141.9 million in Fiscal 1997. This increase was due primarily to a $12.0 million increase in gross sales of the Company's Plantation Patterns product line. In addition, sales increased $5.2 million or 157.6% to $8.5 million from $3.3 million in the Garden Products product line. Increases were also achieved in the tubular furniture line and the indoor Home Collection from Plantation Patterns product line.

Gross Profit

Gross margin is defined as gross profit as a percentage of net sales. Gross margin improved slightly to 30.8% of net sales in Fiscal 1998 from 30.7% in Fiscal 1997. Improvements in raw material prices coupled with improvement in margins at existing facilities resulting from higher production volumes offset the start-up costs associated with new production facilities. Gross Profit in Fiscal 1998 increased $6.3 million or 14.5% to $49.9 million from $43.6 million in Fiscal 1997.

Selling Expense

Selling expense as a percentage of net sales remained at 4.8%. Selling expense, which includes commissions, advertising and promotion expense, increased $0.9 million, or 12.4%, to $7.8 million from $6.9 million in Fiscal 1997. Higher net sales resulted in an increase in sales commissions and other variable selling costs.

General and Administrative Expense

General and administrative expense as a percentage of net sales increased to 4.7% in Fiscal 1998 from 4.3% in Fiscal 1997. General and administrative expense, which includes corporate salaries, employee benefits and professional fees, increased $1.5 million, or 24.9%, to $7.5 million in Fiscal 1998 from $6.0 million in Fiscal 1997. Increases in professional fees and salaries and travel expenses were offset to some extent by lower management incentives. In addition, Fiscal 1997 included a one time favorable legal settlement of $0.7 million.

Interest Expense

Interest expense as a percentage of net sales declined to 2.6% in Fiscal 1998 from 3.7% in Fiscal 1997. Interest expense, which includes factor fees, decreased by $1.0 million, or 19.2%, to $4.3 million from $5.3 million in Fiscal 1997 due to overall lower debt levels and a lower interest rate on those borrowings.

Historical and Pro Forma Provision for Income Taxes

Prior to November 25, 1997, the Company elected to be taxed as an S Corporation and, as a result, the periods prior to November 25, 1997 do not reflect historical income tax provisions. On November 25, 1997, the Company terminated its S Corporation election in connection with its Initial Public Offering and became a taxable C Corporation. In connection with this termination, the Company recorded a deferred tax asset and a credit to the income tax provision in the amount of $3.2 million. Additionally, the Company has allocated its income for the twelve months, ended May 3, 1998 (the end of the tax year), between the nontaxable S Corporation and the taxable C Corporation based on the number of days in the 12 month period ended May 3, 1998, in which the Company was an S Corporation and C Corporation, respectively. The effect on the allocation was that a portion of the income for the nine months ended May 3, 1998 was attributable to the C Corporation with the remainder being attributable to the S Corporation; subsequent to May 3, 1998 the Company was taxed entirely as a C Corporation. The income attributable to the Corporation resulted in a historical tax provision of $4.0 million for the twelve months ended July 31, 1998, which included the effects of the recording of net deferred tax assets of $3.2 million. The pro forma provision for the twelve months ended July 31, 1998 and May 3, 1997, gives effect to income taxes that would have been reported had the Company's income been attributable to the C Corporation for the entire twelve month period. The pro forma income tax provision reflects an overall effective tax rate of 37.2% in both Fiscal 1998 and 1997, before considering the effect of the one time credit income tax provision of $3.2 million in Fiscal 1998 related to the initial recording of the net deferred tax asset.

THIRTEEN WEEKS ENDED JULY 31, 1997 COMPARED TO THIRTEEN WEEKS ENDED JULY 31,
1996

Net Sales

Net sales increased $3.1 million, or 9.7%, to $35.4 million for the thirteen weeks ended July 31, 1997 from $32.2 million in the comparable period in the prior year. The increase was due primarily to an approximately $2.6 million, or 12.9%, increase in gross sales in the Plantation Patterns product line resulting from increased end of season sales.

Gross Profit

Gross profit for the thirteen weeks ended July 31, 1997 increased $1.4 million, or 17.5%, to $9.4 million from $8.0 million in the comparable period in the prior year. Gross margin improved to 26.7% of net sales for the thirteen weeks ended July 31, 1997 from 24.7% of net sales for the comparable period in the prior year. The improvement was due to production efficiencies achieved in conjunction with the extended production period required as a result of increased sales.

Selling Expense

Selling expense as a percentage of net sales increased to 4.3% for the thirteen weeks ended July 31, 1997 from 3.8% for the comparable period in the prior year due primarily to the national radio advertising program implemented in 1997 with Paul Harvey. Selling expense increased $0.3 million, or 23.1%, to $1.5 million for the thirteen weeks ended July 31, 1997 from $1.2 million for the comparable period in the prior year.

General and Administrative Expense

General and administrative expense as a percentage of net sales remained flat at 4.1%. General and administrative expense increased $0.1 million, or 8.3%, to $1.4 million for the thirteen weeks ended July 31, 1997 from $1.3 million for the comparable period in the prior year primarily due to increases in management incentives.

Interest Expense

Interest expense as a percentage of net sales declined to 3.3% for the thirteen weeks ended July 31, 1997 from 4.1% for the comparable period in the prior year. Interest expense decreased by $0.1 million, or 11.0%, to $1.2 million for the thirteen weeks ended July 31, 1997 from $1.3 million in the comparable period in the prior year due to lower debt levels, which were the result of the Company's financial performance.

Pro Forma Provision for Income Taxes

Since the Company had elected to be taxed as an S Corporation at this time, no provision for income taxes was provided in the Company's historical financial statements. The pro forma provision for income taxes gives effect to the application of income taxes that would have been reported had the Company been a C Corporation subject to federal and state income taxes. The pro forma income tax provision for the thirteen weeks ended July 31, 1997 was $2.0 million versus $1.5 million for the comparable period in the prior year. The effective tax rate in both 1997 and 1996 was 37.2%.

FISCAL 1997 COMPARED TO FISCAL 1996

Net Sales

Net sales in Fiscal 1997 increased $24.5 million, or 20.9%, to $141.9 million from $117.4 million in Fiscal 1996. This increase was due primarily to a $17.7 million, or 18.8%, increase in gross sales of the Company's Plantation Patterns product line. In addition, other product lines contributed to the growth in sales. The Home Collection from Plantation Patterns indoor furniture line increased to $3.3 million in Fiscal 1997, from $1.0 million in gross sales in Fiscal 1996 while sales from the introduction of the garden products line were $3.3 million in Fiscal 1997.

Gross Profit

Gross margin improved to 30.7% in Fiscal 1997 from 25.2% in Fiscal 1996, primarily as the result of higher production volume required to meet additional customer demand and efficiencies realized at the new Birmingham production facility (Carson Road) and a more favorable product mix. Gross profit in Fiscal 1997 increased $14.0 million, or 47.5%, to $43.6 million from $29.6 million in Fiscal 1996.

Selling Expense

Selling expense as a percentage of net sales declined to 4.8% in Fiscal 1997 from 5.2% in Fiscal 1996 because of increases in net sales without corresponding increases in selling expense. In Fiscal 1997, selling expense increased by $0.8 million, or 13.9%, to $6.9 million from $6.1 million in Fiscal 1996, due primarily to increases in advertising expense, of which $0.4 million related to the Company's newly implemented national radio advertising campaign featuring Paul Harvey. Additionally, high net sales resulted in an increase in sales commissions and other variable selling costs.

General and Administrative Expense

General and administrative expense as a percentage of net sales decreased to 4.3% in Fiscal 1997 from 5.0% in Fiscal 1996 as the growth in sales outpaced increases in general and administrative expense. General and administrative expense increased $0.1 million, or 2.3%, to $6.0 million in Fiscal 1997 from $5.9 million in Fiscal 1996. This increase was due partially to a $0.5 million increase in management incentives attributable to the increased performance of the Company in Fiscal 1997, which was offset by a legal settlement in favor of the Company in the amount of $0.7 million.

Interest Expense

Interest expense as a percentage of net sales declined to 3.7% in Fiscal 1997 from 4.3% in Fiscal 1996. Interest expense increased by $0.3 million, or 5.1%, to $5.3 million in Fiscal 1997 from $5.0 million in Fiscal 1996 due to higher interest rates on consistent debt levels.

Pro Forma Provision for Income Taxes

The pro forma income tax provision in Fiscal 1997 was $9.4 million versus $4.7 million in Fiscal 1996. The effective tax rate in Fiscal 1997 was 37.2% versus 37.3% in Fiscal 1996.

QUARTERLY RESULTS AND SEASONALITY

Consistent with the nature of the casual outdoor furniture industry, the Company's sales are very seasonal. Historically, approximately 50% of the Company's net sales have been realized in the quarter ended April, while only approximately 5% of the Company's net sales have occurred in the quarter ended October. As a result, the Company typically shuts down its production facilities during August for vacation, repairs and maintenance. The Company begins manufacturing in September and October to build inventory to meet customer orders and anticipated demand for the next selling season, incurring increased operating and overhead costs without corresponding sales for the period. The Company has historically experienced operating losses in the quarter ended October of each year. In addition, the Company's sales are subject to fluctuations on a quarterly basis due to such factors as weather and customer ordering decisions.

In order to stimulate off-season sales and, thus, lessen the effects of seasonality, the Company utilizes several incentive programs for its outdoor specialty product lines. Most of these programs provide for some form of deferred payment, referred to as "dating," to promote the early shipment of products to customers and the recognition of sales during the off-season. Upon shipment, the Company recognizes sales. Although shipments are made early in the Company's seasonal year, dated receivables are generally due from April through June.

Since the Company's revolving credit facility is used to support both the build-up of inventory during the fall and winter months and the dating programs, short term borrowings and interest expense peak during the period from January through April. To further lessen the effects of seasonality, the Company has expanded its offerings of indoor products and diversified into garden products. By increasing off-season sales, the Company can extend its production period and level its production activity and, thus, better match sales to operating expenses.

The following table sets forth certain unaudited financial statement data from the Company's statements of income for each of the Company's last 8 quarters in the period ended July 31, 1998. In the opinion of management, the unaudited financial statements from which this data has been derived include all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the information set forth therein. Pro forma net income
(loss) is presented as if the Company had been a C corporation for tax purposes for all periods presented. See "Use of Proceeds" and "Selected Financial Data."


(In thousands, except per share data)                                                      Twelve Months
                                                     Quarter Ended                             Ended
                                        -------------------------------------------------  -------------
                                        October 31,  January 31,    May 2,      July 31,     July 31,
                                           1997         1998         1998         1998         1998
                                        -----------  -----------  -----------  ----------  -------------
Net sales                               $    6,916    $   28,546   $   81,840     $44,899     $  162,201
Gross profit                                   168         8,792       28,991      11,995         49,946
Operating income (loss)                     (2,364)        5,143       23,781       8,050         34,610
Net income - historical                     (2,855)        6,280       18,625       4,260         26,310
Pro forma net income (loss)                 (1,794)        5,868       13,925       4,260         22,259
Pro forma net income (loss),
 excluding benefit related to change
 in tax status                              (1,794)        2,668       13,925       4,260         19,059
Historical Earnings Per Share:
 Basic                                        (.18)          .34          .95         .22           1.42
 Diluted                                      (.18)          .34          .94         .22           1.42
Pro forma:
 Basic and diluted                            (.11)          .31          .71         .22           1.20
Pro forma excluding benefit related to
 change in tax status:
 Basic and diluted                            (.11)          .14          .71         .22           1.03
Weighted average shares outstanding
 Basic                                  16,000,000    18,662,378   19,708,750  19,708,750     18,519,969
 Diluted                                16,000,000    18,662,378   19,723,167  19,708,750     18,523,574


(In thousands, except per share data)                                                      Twelve Months
                                                     Quarter Ended                             Ended
                                        -------------------------------------------------  -------------
                                        October 31,  January 31,    May 3,      July 31,     July 31,
                                           1996         1997         1997         1997         1997
                                        -----------  -----------  -----------  ----------  -------------
Net sales                               $    6,622    $   27,183   $   75,907  $   35,368     $  145,080
Gross profit                                   555         9,137       25,975       9,436         45,103
Operating income (loss)                     (1,841)        7,043       20,051       6,477         31,730
Net income - historical                     (2,826)        5,866       18,244       5,316         26,600
Pro forma net income (loss)                 (1,775)        3,684       11,458       3,338         16,705
Historical earnings per share
 Basic and diluted                            (.18)          .37         1.14         .33           1.66
Pro forma:
 Basic and diluted                            (.11)          .23          .71         .21           1.04
Weighted average shares outstanding
 Basic and diluted                      16,000,000    16,000,000   16,000,000  16,000,000     16,000,000

In the quarter ended October, the Company's sales to mass merchants are relatively low since at this time these customers have just completed the mass retail selling season (namely, the period from January through July) and are planning their product selections for the next selling season. The Company's sales during this period are primarily to specialty retail customers who have a longer selling season. Gross profit in this quarter is normally low due to the lower amount of sales. In addition, production levels of inventory are lower in this quarter due to the shutdown of facilities, which reduces the absorption of fixed costs.

In the quarter ended January, sales increase over the previous quarter as the selling season begins with mass merchandisers and specialty retailers filling their floor space. Production of inventory is at its highest level thereby absorbing fixed costs more efficiently than in the previous quarter. As a result of these factors, gross profit increases during this period.

Sales and profitability are highest in the quarter ended April since this is the high point of the mass retail selling season. Production continues at high levels during this quarter to meet existing orders and to replenish retailers' inventories. In the quarter ended May 3, 1997, the Company changed its year end to the Saturday closest to April 30 from the Sunday closest to April 30. The effect of this change was to increase the number of weeks in the quarter ended May 3, 1997 to 14 weeks versus 13 weeks in the comparable period in the prior year.

In the quarter ended July, the Company's sales are significantly lower than in the previous quarter as the mass retail selling season comes to a close. Additionally, production levels generally decrease resulting in less efficient absorption of fixed costs than in the quarter ended April. As a result of these factors, gross profit is lower than in the quarter ended April.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of the Company's cash flows for the respective periods:


                                                                                             Thirteen Weeks Ended
                                                                                       -------------------------------
                                            April 28,      May 3,         July 31,          July 31,        July 31,
                                              1996          1997            1998              1996            1997
                                           -----------  -------------  --------------  ------------------  -----------
                                                                       (in thousands)
OPERATING ACTIVITIES:
Net cash provided by operations              $ 14,361       $ 26,102        $ 14,815            $ 52,956    $ 54,368
INVESTING ACTIVITIES:
Capital expenditures                          (15,676)        (3,406)        (25,258)             (1,628)     (2,070)
FINANCING ACTIVITIES:
Net borrowings (payments)
 on notes payable                               2,656        (11,632)          3,798             (45,519)    (38,670)
Proceeds from issuance of long-term debt       10,500              0          13,500                 974           0
Principal payments of long-term debt           (3,255)        (4,814)         (1,939)             (1,283)     (2,128)
Payment of S Corporation distributions         (8,338)        (6,250)        (48,934)             (5,500)    (11,500)
Net proceeds from initial public offering           0              0          44,311                   0           0

The Company has historically financed its operations and growth from seasonal borrowings under its bank line of credit, from internally generated funds, and from other term debt. The Company's primary liquidity requirements are for capital expenditures, working capital and debt service.

The Company's operating activities for the Fiscal year ended July 31, 1998 provided cash of $14.8 million. This was primarily due to net income of $26.3 million offset by an increase in inventory of $10.0 million. Cash flows from investing activities are related solely to capital expenditures. Capital expenditures (excluding capital leases and certain capital expenditures financed with debt) incurred by the Company over the last three fiscal years amounted to $44.3 million and were primarily related to the Company's new manufacturing and distribution facilities in Birmingham, Alabama and construction of the Selma, Alabama facility. The Fiscal 1998 expenditures relate to production and distribution facilities to service the western United States, new distribution facilities in Birmingham and Selma and continued productivity and product line improvements for existing facilities. Financing activities in Fiscal 1998 resulted in net borrowings of $15.3 million relating to the capital expenditures program during Fiscal 1998. S Corporation distributions for the year relate to the payments required to the shareholders from the initial public offering and the earnings related to the period during the year the Company was an S Corporation.

Currently, the Company maintains a $90 million revolving line of credit (the "Revolving Credit Facility") and a maximum $36.4 million of term debt facilities (the "Term Debt Facilities" and, together with the Revolving Credit Facility, the "Credit Facilities") with a consortium of lenders led by NationsBank N.A. ("NationsBank"). As a result of the seasonal nature of the Company's business, the Company utilizes the Revolving Credit Facility to build up inventory levels during the first half of the Company's fiscal year, among other things. This build-up is necessary to meet the peak selling season which occurs in the latter part of the quarter ended April and generally lasts through June. See "--Quarterly Results and Seasonality." The Company also finances this inventory build-up through a vendor deferred payment program, which allows the Company to order and receive raw materials for production in the fall and winter months and delay vendor payments until the spring.

The Revolving Credit Facility is subject to certain borrowing base limitations, which are related primarily to accounts receivable and inventory balances, and compliance with customary financial and other covenants. As of July 31, 1998, the outstanding balance under the Revolving Credit Facility amounted to $14.0 million, and $13.5 million was available to be borrowed at July 31, 1998 based upon the borrowing base. The Company's debt agreements contain, among other things, certain restrictions relating to net worth, capital expenditures, current ratios and debt service ratio. The Company was in compliance with all covenants at July 31, 1998.

The Company believes that cash flow from operations, together with the Company's unused borrowing capacity under the Credit Facilities and proceeds from the Offering, will be sufficient to fund the Company's debt service requirements, capital expenditures and working capital needs through the maturity date of the Credit Facilities. Pursuant to its terms, the Revolving Credit Facility expires on August 28, 2000, and the principal balances outstanding on all loans thereunder will mature on that date. In addition, to provide any additional funds necessary for the continued pursuit of the Company's growth strategies, the Company may incur, from time to time, additional short- and long-term bank indebtedness and may issue additional debt or equity securities, the availability and term of which would depend upon market and other conditions. There can be no assurance that such additional financing would be available on terms acceptable to the Company.

FACTORING

In order to provide additional liquidity and to reduce the Company's exposure to the credit risk of certain of its customers, the Company factors a significant portion of its trade accounts receivable without recourse to the Company with respect to credit risk. Currently, the Company maintains two factoring agreements with financial institutions. The vast majority of the factored receivables are with an affiliate of NationsBank, and the proceeds from factoring are generally used to repay the outstanding borrowings on the Credit Facility. When the Company makes a sale to a customer, generally the receivable from that customer is factored without recourse. Thereafter, the Company removes the receivable from the balance sheet and records a receivable from the factor at a discounted amount. Such amount is referred to as "Due From Factor" in the Financial Statements. The difference in the account receivable from the customer and the amount recorded as Due from Factor represents factor fees which are reflected as interest expense in the Financial Statements. The Due from Factor amount is paid to the Company by the factor on a predetermined date, based primarily upon the customer's invoice due date, and is not contingent upon collection of the customer's receivable by the factor. The Company does not factor its receivables related to certain of its large customers. Therefore, the Company retains credit risk with respect to these customers, which the Company believes is insignificant. See Note 2 to the Financial Statements included elsewhere in this Document.

INFLATION

The Company believes that the relatively moderate rate of inflation experienced over the last three years has not had a material impact on its sales or profitability. The Company generally has been able to absorb increases in costs without significantly increasing the selling prices of its products due to cost reductions and improved manufacturing efficiencies. However, there can be no assurances that the Company's business will not be adversely affected by inflation in the future.

YEAR 2000

The Company has initiated actions to address the year 2000 issue. It is expected that compliance work will be substantially completed by the end of calendar 1998. Total costs associated with these efforts, which are being expensed as incurred, have not had, and are not expected to have, a material impact on the Company's financial results.

SAFE HARBOR

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company, including the report of independent accountants, the consolidated balance sheets as of July 31, 1997 and 1998, the related consolidated statements of income, stockholders' equity and cash flows for the fiscal years ended April 28, 1996, May 3, 1997, and July 31, 1998, and the thirteen weeks ended July 31, 1997 and notes to the consolidated financial statements are set forth on pages F-1 through F-16 of this Annual Report on Form 10-K. In addition, on page S-1 of this Annual Report on Form 10-K, the supplemental financial statement schedule, as required by Item 8, is provided.

ITEM 9.  DISAGREEMENTS AND FINANCIAL DISCLOSURE

No changes in accountants or disagreements with accountants on accounting or financial disclosure occurred in fiscal years 1996, 1997, or 1998.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     The information with respect to directors, set forth under the caption "Election of Directors" in the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held on December 4, 1998, is incorporated herein by reference.

EXECUTIVE OFFICERS

The executive officers of the Company are as follows:


         Name                Age  Position
         ----                ---  --------
         Samuel R. Blount    51   Chairman of the Board of Directors
         William J. McCanna  58   President and Director
         Steven C. Braswell  48   Vice President of Finance, Chief
                                  Financial Officer and Secretary
         Timothy M. LeRoy    34   Vice President of Sales and
                                  Marketing (Mass Accounts)
         Rory S. Rehmert     38   Vice President of Sales and
                                  Marketing (Specialty Accounts)

Samuel R. Blount. Mr. Blount is Chairman of the Board of Directors of the Company and has served in such capacity since the Company's formation in 1985. Mr. Blount has over 19 years of experience with the Company and its predecessor. Prior to the formation of the Company, Mr. Blount served as President of HBC, Incorporated, a holding company that owned several manufacturing businesses.

William J. McCanna. Mr. McCanna is President and a director of the Company and has served in such capacities since 1991. Mr. McCanna has over 30 years of experience in manufacturing, operations and senior management. Prior to joining the Company, Mr. McCanna served as Chief Operating Officer and Director of Philips Industries in Dayton, Ohio.

Steven C. Braswell. Mr. Braswell is Vice President of Finance, Chief Financial Officer and Secretary of the Company and has served in such capacity since 1991. Mr. Braswell has over 25 years of experience in finance and accounting, including thirteen years at Hanson Industries in various financial positions including Group Controller and Vice President, two years as manager of Finance and Accounting at Perkin Elmer Corporation in its Interdata Division and five years with Price Waterhouse.

Timothy M. LeRoy. Mr. LeRoy is Vice President of Sales and Marketing (Mass Accounts) of the Company and has served in such capacity since 1991. Prior to joining the Company, Mr. LeRoy was with Central Hardware Company for eight years as Supervisor, Buyer and Merchandiser.

Rory S. Rehmert. Mr. Rehmert is Vice President of Sales and Marketing (Specialty Accounts) of the Company and has served in such capacity since 1991. Prior to joining Meadowcraft, Mr. Rehmert served as National Sales Manager for Lyon Shaw Furniture Company and Special Accounts Manager for Winston Furniture Company and as Store Manager with Flower City, Inc.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required in this Item 11 is incorporated by reference to the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required in this Item 12 is incorporated by reference to the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required in this Item 13 is incorporated by reference to the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) Financial Statements:

           Reference is made to the index set forth on page F-1 of this Annual Report on Form 10-K.

     (2) Financial Statement Schedules

     The following consolidated financial statement schedule is filed herewith:

     Schedule II - Valuation and Qualifying Accounts

     (3) Exhibits

     The following exhibits are filed with this Report or incorporated by reference


  Exhibit
  Number                                 Description
  -------   --------------------------------------------------------------------
      1     Form of Underwriting Agreement (1)
      3.1   Amended and Restated Certificate of Incorporation of the Registrant
             (1)
      3.2   Amended and Restated Bylaws of the Registrant (1)
      3.3   First Amendment to the Amended and Restated Certificate of
             Incorporation (2)
      10.1  Assignment of Sublease between Champion International Corporation,
             Pinson Partners and the Company, dated July 31, 1997 (1)
      10.2  Sublease Agreement between The Uniroyal Goodrich Tire Company and
             The Company, dated September 30, 1993 (1)
      10.3  Amended and Restated Loan and Security Agreement, dated August 28,
             1997 (1)
      10.4  1997 Stock Option Plan of the Registrant (1)
      21    Subsidiaries of Registrant (2)
      27    Financial Data Schedule (for SEC use only) (2)
      99.1  Consent of T. Morris Hackney (Director Nominee) (1)
      99.2  Affidavit of Registrant regarding consent of James M. Scott
             (Director Nominee) (1)
      99.3  Consent of Reese H. McKinney, Jr. (Director Nominee) (1)

            (1) Incorporated by reference to the exhibits shown in parentheses to and filed with the Company's registration statement on form S-1 under the Securities Act of 1933, registration number 333-33053.
            (2) Filed herewith


     (b) Reports on 8-K

      There were no reports on Form 8-K filed by the registrant during the last quarter of the period covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Meadowcraft, Inc.

Date: October 7, 1998               By:  /s/ William J. McCanna
      --------------------               --------------------------------------
                                         William J. McCanna
                                         President and Director


Date: October 7, 1998               By:  /s/ Steven C. Braswell
      --------------------               --------------------------------------
                                         Steven C. Braswell
                                         Vice President, Chief Financial
                                         Officer, and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:


Signature                   Title                      Date
---------                   -----                      ----

/s/ Samuel R. Blount        Chairman of the Board      October 7, 1998
--------------------        of Directors and Director
Samuel R. Blount

/s/ William J. McCanna      President and Director     October 7, 1998
----------------------
William J. McCanna

/s/ T. Morris Hackney       Director                   October 7, 1998
---------------------
T. Morris Hackney

/s/ James M. Scott          Director                   October 7, 1998
------------------
James M. Scott

/s/ Reese H. McKinney, Jr.  Director                   October 7, 1998
--------------------------
Reese H. McKinney, Jr.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                            ON SUPPLEMENTAL SCHEDULE


To Meadowcraft, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Meadowcraft, Inc. (a Delaware corporation) and Subsidiaries, included in this Annual Report to Shareholders, included in this Form 10-K, and have issued our report dated September 23, 1998. Our audit was made for the purposes of forming an opinion on these basic financial statements taken as a whole. Schedule II included in Part II of the Form 10-K is presented for purposes of complying with Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



Birmingham, Alabama
September 23, 1998

                       MEADOWCRAFT, INC. AND SUBSIDIARIES


                                                                                           Page
                                                                                          Number
                                                                                          ------
Report of Independent Public Accountants                                                   F-2

Consolidated Balance Sheets as of July 31, 1997 and 1998                                   F-3

Consolidated Statements of Income for the years ended April 28, 1996, May 3, 1997,
 July 31, 1998 and the thirteen weeks ended July 31, 1996 (unaudited) and July 31, 1997    F-4

Consolidated Statements of Stockholders' Equity for the years ended April 28, 1996,
 May 3, 1997, July 31, 1998 and the thirteen weeks ended July 31, 1997                     F-5

Consolidated Statements of Cash Flows for the years ended April 28, 1996, May 3, 1997,
 July 31, 1998 and the thirteen weeks ended July 31, 1996 (unaudited) and July 31, 1997    F-6

Notes to Consolidated Financial Statements                                                 F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Meadowcraft, Inc.:

We have audited the accompanying consolidated balance sheets of MEADOWCRAFT, INC. (a Delaware Corporation) AND SUBSIDIARIES as of July 31, 1997 and 1998 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two fiscal years in the period ended May 3, 1997, the thirteen weeks ended July 31, 1997 and the fiscal year ended July 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meadowcraft, Inc. as of July 31, 1997 and 1998 and the results of its operations and its cash flows for each of the two fiscal years in the period ended May 3, 1997, the thirteen weeks ended July 31, 1997 and the fiscal year ended July 31, 1998 in conformity with generally accepted accounting principles.



Birmingham, Alabama
September 23, 1998

                       MEADOWCRAFT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                    ASSETS


                                                                  July 31, 1997         July 31, 1998
                                                                  -------------         -------------
CURRENT ASSETS:
Due from factor                                                   $  10,758,000         $  14,686,000
Accounts receivable                                                   5,700,000             6,810,000
Inventories                                                          11,590,000            21,599,000
Prepaid expenses and other                                              293,000               359,000
Deferred income taxes                                                         0             4,334,000
                                                                  -------------         -------------
                                                                     28,341,000            47,788,000
                                                                  -------------         -------------
PROPERTY, PLANT, AND EQUIPMENT:
Land                                                                  4,966,000             8,130,000
Buildings                                                            22,459,000            38,682,000
Machinery and equipment                                              26,141,000            31,932,000
Leasehold improvements                                                1,287,000             1,529,000
Furniture and fixtures                                                2,707,000             3,267,000
Construction in process                                               2,309,000               889,000
                                                                  -------------         -------------
                                                                     59,869,000            84,429,000

Less accumulated depreciation
 and amortization                                                   (17,908,000)          (23,039,000)
                                                                  -------------         -------------
                                                                     41,961,000            61,390,000
                                                                  -------------         -------------
OTHER ASSETS                                                            770,000               973,000
                                                                  -------------         -------------
                                                                  $  71,072,000         $ 110,151,000
                                                                  =============         =============


                          LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
Current portion of long-term debt                                 $   4,550,000         $   2,990,000
Notes payable                                                        10,226,000            14,024,000
Accounts payable                                                      2,847,000             2,400,000
Accrued expenses and warranty                                         6,913,000             6,594,000
Income taxes payable                                                          0             2,799,000
                                                                  -------------         -------------
                                                                     24,536,000            28,807,000
                                                                  -------------         -------------
LONG-TERM DEBT                                                       13,392,000            26,513,000
                                                                  -------------         -------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 30,000,000
  shares authorized, 16,000,000 shares
  issued and outstanding at July 31, 1997, and
  19,708,750 shares issued and outstanding at
  July 31, 1998                                                         160,000               197,000
Additional paid-in capital                                              340,000            44,614,000
Retained  earnings                                                   32,644,000            10,020,000
                                                                  -------------         -------------
                                                                     33,144,000            54,831,000
                                                                  -------------         -------------
                                                                  $  71,072,000         $ 110,151,000
                                                                  =============         =============

      The accompanying notes are an integral part of these balance sheets.

                       MEADOWCRAFT, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME


                                        Fiscal Year Ended                  Thirteen Weeks Ended
                               -----------------------------------------  -----------------------
                                 April 28,       May 3,       July 31,      July 31,     July 31,
                                    1996          1997          1998          1996         1997
                               ------------  ------------  -------------  -----------  -----------
                               (52 Weeks)     (53 Weeks)    (52 Weeks)    (Unaudited)
Net Sales                      $117,419,000  $141,945,000  $162,201,000   $32,233,000  $35,368,000
Cost of Sales                    87,849,000    98,315,000   112,255,000    24,270,000   25,932,000
                               ------------  ------------  ------------   -----------  -----------
Gross Profit                     29,570,000    43,630,000    49,946,000     7,963,000    9,436,000
                               ------------  ------------  ------------   -----------  -----------
Operating Expenses:
 Selling                          6,092,000     6,939,000     7,796,000     1,232,000    1,517,000
 General and administrative       5,906,000     6,039,000     7,540,000     1,332,000    1,442,000
                               ------------  ------------  ------------   -----------  -----------
                                 11,998,000    12,978,000    15,336,000     2,564,000    2,959,000
                               ------------  ------------  ------------   -----------  -----------
Operating Income                 17,572,000    30,652,000    34,610,000     5,399,000    6,477,000
Interest Expense                  5,018,000     5,274,000     4,262,000     1,304,000    1,161,000
                               ------------  ------------  ------------   -----------  -----------
Income before provision for
 income taxes - historical       12,554,000    25,378,000    30,348,000     4,095,000    5,316,000
Provision for income taxes                0             0     4,038,000             0            0
                               ------------  ------------  ------------   -----------  -----------
Net income - historical         $12,554,000  $ 25,378,000  $ 26,310,000    $4,095,000  $ 5,316,000
                               ============  ============  ============   ===========  ===========
Pro Forma Presentation
 (unaudited):
Income before provision for
 income taxes - historical      $12,554,000  $ 25,378,000  $ 30,348,000    $4,095,000  $ 5,316,000
Pro forma income tax:
 Provision                        4,685,000     9,439,000    11,289,000     1,523,000    1,978,000
 Benefit related to change in
  tax status                              0             0    (3,200,000)            0            0
                               ------------  ------------  ------------   -----------  -----------
                                  4,685,000     9,439,000     8,089,000     1,523,000    1,978,000
                               ------------  ------------  ------------   -----------  -----------
Pro forma net income
 (Note 8)                        $7,869,000  $ 15,939,000  $ 22,259,000    $2,572,000  $ 3,338,000
                               ============  ============  ============   ===========  ===========
Pro forma net income
 excluding benefit related to
 change in tax status            $7,869,000  $ 15,939,000  $ 19,059,000    $2,572,000  $ 3,338,000
                               ============  ============  ============   ===========  ===========
Earnings per share:
 Basic and diluted                    $0.78  $       1.59  $       1.42         $0.26  $      0.33
                               ============  ============  ============   ===========  ===========
Pro forma (unaudited):
 Basic and diluted                    $0.49  $       1.00  $       1.20         $0.16  $      0.21
                               ============  ============  ============   ===========  ===========
Pro forma excluding
 benefit related to change
 in tax status:
 Basic and diluted                    $0.49  $       1.00  $       1.03         $0.16  $      0.21
                               ============  ============  ============   ===========  ===========
Weighted average shares
 outstanding:
  Basic                          16,000,000    16,000,000    18,519,969    16,000,000   16,000,000
                               ============  ============  ============   ===========  ===========
  Diluted                        16,000,000    16,000,000    18,523,574    16,000,000   16,000,000
                               ============  ============  ============   ===========  ===========

        The accompanying notes are an integral part of these statements.

                       MEADOWCRAFT, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                    Common Stock
                                 -------------------   Additional
                                  Shares                Paid-In      Retained
                                  Issued     Amount     Capital      Earnings         Total
                                 ---------  --------  -----------  -------------  -------------
BALANCE, APRIL 30, 1995          16,000,000  $160,000  $   340,000  $ 15,484,000   $ 15,984,000
 Net income for the year                  0         0            0    12,554,000     12,554,000
 S corporation distributions              0         0            0    (8,338,000)    (8,338,000)
                                 ----------  --------  -----------  ------------   ------------
BALANCE, APRIL 28, 1996          16,000,000   160,000      340,000    19,700,000     20,200,000
 Net income for the year                  0         0            0    25,378,000     25,378,000
 S corporation distributions              0         0            0    (6,250,000)    (6,250,000)
                                 ----------  --------  -----------  ------------   ------------
BALANCE, MAY 3, 1997             16,000,000   160,000      340,000    38,828,000     39,328,000
 Net income for the period                0         0            0     5,316,000      5,316,000
 S corporation distributions              0         0            0   (11,500,000)   (11,500,000)
                                 ----------  --------  -----------  ------------   ------------
BALANCE, JULY 31, 1997           16,000,000   160,000      340,000    32,644,000     33,144,000
 Net income for the year                  0         0            0    26,310,000     26,310,000
 Net proceeds from initial
 public offering                  3,708,750    37,000   44,274,000             0     44,311,000
 S corporation distributions              0         0            0   (48,934,000)   (48,934,000)
                                 ----------  --------  -----------  ------------   ------------
BALANCE, JULY 31, 1998           19,708,750  $197,000  $44,614,000  $ 10,020,000   $ 54,831,000
                                 ==========  ========  ===========  ============   ============

        The accompanying notes are an integral part of these statements.

                       MEADOWCRAFT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               Fiscal Year Ended                        Thirteen Weeks Ended
                                               ------------------------------------------------      ------------------------------
                                                  April 28,         May 3,           July 31,          July 31,          July 31,
                                                    1996             1997              1998              1996              1997
                                               -------------     ------------      ------------      ------------      ------------
                                                  (52 Weeks)         (53 Weeks)     (52 Weeks)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                     $ 12,554,000      $ 25,378,000      $ 26,310,000      $  4,095,000      $  5,316,000
                                               ------------      ------------      ------------      ------------      ------------
Adjustments to reconcile net income to net
   cash provided by operating activities:
Depreciation and amortization                     4,006,000         5,099,000         6,092,000         1,235,000         1,237,000
Deferred income taxes                                     0                 0        (4,334,000)                0                 0
Changes in assets and liabilities:
   Due from factor                               22,736,000         5,518,000        (3,928,000)       30,702,000        24,791,000
   Accounts receivable                          (22,938,000)       (4,977,000)       (1,110,000)       19,373,000        22,215,000
   Inventories                                      496,000        (2,232,000)      (10,009,000)        8,397,000         9,882,000
   Prepaid expenses and other                         4,000           (11,000)          (66,000)                0            37,000
   Other assets                                     (44,000)          102,000          (173,000)           41,000          (103,000)
   Accounts payable                              (4,064,000)       (2,157,000)         (447,000)       (7,696,000)       (6,484,000)
   Accrued expenses and
    warranty                                      1,611,000          (618,000)         (319,000)       (3,191,000)       (2,523,000)
   Income taxes payable                                   0                 0         2,799,000                 0                 0
                                               ------------      ------------      ------------      ------------      ------------
       Total adjustments                          1,807,000           724,000       (11,495,000)       48,861,000        49,052,000
                                               ------------      ------------      ------------      ------------      ------------
       Net cash provided by
          operating activities                   14,361,000        26,102,000        14,815,000        52,956,000        54,368,000
                                               ------------      ------------      ------------      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                            (15,676,000)       (3,406,000)      (25,258,000)       (1,628,000)       (2,070,000)
                                               ------------      ------------      ------------      ------------      ------------
       Net cash used in
          investing activities                  (15,676,000)       (3,406,000)      (25,258,000)       (1,628,000)       (2,070,000)
                                               ------------      ------------      ------------      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from initial public
   offering                                               0                 0        44,311,000                 0                 0
Net borrowings (payments) on
   notes payable                                  2,656,000       (11,632,000)        3,798,000       (45,519,000)      (38,670,000)
Proceeds from issuance of
   long-term debt                                10,500,000                 0        13,500,000           974,000                 0
Principal payments of
   long-term debt                                (3,255,000)       (4,814,000)       (1,939,000)       (1,283,000)       (2,128,000)
Payment of loan costs                              (248,000)                0          (293,000)                0                 0
Payment of S corporation
   distributions                                 (8,338,000)       (6,250,000)      (48,934,000)       (5,500,000)      (11,500,000)
                                               ------------      ------------      ------------      ------------      ------------
       Net cash provided by
       (used in) financing activities             1,315,000       (22,696,000)       10,443,000       (51,328,000)      (52,298,000)
                                               ------------      ------------      ------------      ------------      ------------
           Net change in cash                             0                 0                 0                 0                 0
CASH, BEGINNING OF YEAR                                   0                 0                 0                 0                 0
                                               ------------      ------------      ------------      ------------      ------------
CASH, END OF YEAR                              $          0      $          0      $          0      $          0      $          0
                                               ============      ============      ============      ============      ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
Cash paid during the period
   for interest                                $  4,736,000      $  5,395,000      $  4,265,000      $  1,059,000      $  1,207,000
                                               ============      ============      ============      ============      ============
NON-CASH INVESTING AND
   FINANCING ACTIVITIES:
Capital lease originated                       $  3,000,000      $          0      $          0      $          0      $          0
                                               ============      ============      ============      ============      ============
Capital expenditures financed
   with debt                                   $          0      $    675,000      $          0      $          0      $          0
                                               ============      ============      ============      ============      ============

        The accompanying notes are an integral part of these statements.

                       MEADOWCRAFT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1. BUSINESS

Meadowcraft, Inc. and Subsidiaries (the "Company") designs, manufactures and distributes a variety of wrought iron consumer products, including outdoor and indoor furniture and accessories, outdoor cushions and umbrellas, and garden products, which it markets to mass merchandisers and specialty stores primarily in the United States.

Revenue and expenses are subject to material seasonal variations. The seasonal nature of the Company's business requires an inventory build-up during the fall and winter months in order to meet customer demand during the spring and summer selling seasons. The Company relies upon bank borrowings and cash flow from operations to finance this production (see Note 3).

On November 25, 1997, the Company completed an initial public offering (the "Offering") of 3,225,000 shares of common stock at $13.00 per share. On December 10, 1997, the underwriters exercised their over allotment option to purchase an additional 483,750 shares of common stock from the Company at $13.00 per share.

The net proceeds from the Offering and the over allotment option were $44,311,787, net of an underwriting discount of $3,374,963 and expenses of approximately $527,000. The proceeds were used to pay $32,700,000 of the S Corporation Distribution, with the balance of $11,611,787 used to fund capital expenditures.

Upon completion of the Offering, the Company terminated its S Corporation election. The Company made additional S Corporation distributions in the amount of $16,234,000 in fiscal 1998 and will complete the final S Corporation Distribution based upon the Company's S Corporation earnings attributable to the period from May 4, 1997 to the date of termination of the S Corporation election (November 25, 1997). In order to determine the S Corporation earnings attributable to this period, the Company prorated its taxable income for the 12-month period ending May 3, 1998, based on the number of days in the 12-month period in which the Company was an S Corporation. Based on this calculation, the Company has distributable earnings in the amount of $686,000. This amount has not been accrued at July 31, 1998.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Meadowcraft De Mexico, S.A. De C.V. and Meadowcraft (UK) Limited. All significant intercompany transactions have been eliminated in the consolidated financial statements.

FISCAL YEAR END

Prior to fiscal 1997, the Company was on a 52/53 week year with the fiscal year ending on the Sunday closest to the last day of April. During fiscal 1997, the Company changed its financial reporting period to a fiscal year ending on the Saturday closest to the last day of April. As a result of this change, the year ended May 3, 1997 includes 53 weeks of operations versus 52 weeks in fiscal 1996. As a result of the Offering and termination of the S Corporation election, the Company changed its financial reporting year end to July 31.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and
(2) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

DUE FROM FACTOR

The Company maintains agreements with two financial institutions under which a substantial portion of its trade accounts receivable are factored. Such agreements provide for the factoring of accounts receivable without recourse; therefore, the financial institutions assume all credit risk with respect to factored customer accounts. The vast majority of the Company's factored accounts receivable are factored with the bank which provides its $90,000,000 revolving line of credit (see Note 3). The Company does not factor the receivables related to four of its customers and the related amounts are reflected in accounts receivable in the accompanying consolidated balance sheets (see Note 11).

INVENTORIES

Inventories are valued at first-in, first-out ("FIFO") cost, which is not in excess of market. An analysis of inventories at July 31, 1997 and 1998 follows:


                                   July 31, 1997  July 31, 1998
                                   -------------  -------------
Raw materials and purchased parts    $ 6,273,000    $11,533,000
Work-in-process                          569,000      1,075,000
Finished goods                         4,748,000      8,991,000
                                     -----------    -----------
                                     $11,590,000    $21,599,000
                                    ============    ===========

PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are recorded at cost less accumulated depreciation and amortization and include expenditures for major renewals and betterments that substantially increase the useful lives of existing assets as well as the net amount of interest cost associated with significant capital additions. Interest cost incurred during fiscal 1997 and 1998 amounted to $5,274,000 and $4,502,000, respectively, of which $0 and $240,000, respectively, were capitalized. Maintenance and repairs are charged to expense as incurred. Upon sale, retirement, or other disposition of these assets, the cost and related accumulated depreciation are removed from the respective accounts, and the related gain or loss is credited or charged to income.

Depreciation is computed using the straight-line method over the estimated service lives of the depreciable assets as follows:


                  Buildings                   13 to 28 years
                  Machinery and equipment     5 to 13 years
                  Furniture and fixtures      3 to 5 years
                  Leasehold improvements      Shorter of lease term or 13 years

REVENUE RECOGNITION/WARRANTY AND OTHER RESERVES

The Company recognizes sales when products are shipped. As the Company offers up to a 36-month limited warranty on certain products, estimated warranty costs are accrued at the time the products are sold based on a historical percentage of warranty costs to gross sales. The charge for such accrual is reflected as returns and allowances, which reduces gross sales to net sales. Included in the warranty reserve is an estimate for customer credits arising from co-op advertising programs and purchased volume discounts. These amounts are accrued based on individual customer agreements or Company rebate programs.

SELF-INSURANCE ACCRUAL

The Company is substantially self insured for workers' compensation and health care claims. The Company purchases insurance coverage for all workers' compensation claims in excess of $250,000 per occurrence with an annual aggregate stop loss limit of $1,000,000 and for all employee health care claims in excess of $100,000 per occurrence. As self insurance claims become probable and reasonably estimable, the estimated cost of such claims is accrued, including related expenses. Management considers the accrued liabilities for unsettled claims to be adequate; however, there is no assurance that the amounts accrued will not vary from the ultimate amounts incurred upon final disposition of all outstanding claims. As a result, periodic adjustments to the reserves will be made as events occur which indicate changes are necessary. In the opinion of management, based on current information, these periodic adjustments will not be material to the Company's financial condition or results of operations.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company, from time to time, uses interest rate swap contracts ("Swaps") and interest rate caps ("Caps") to manage interest rate risks arising from certain of the Company's financing sources, such as the revolving credit line and certain long-term debt. All Swaps and Caps employed by the Company represent end-user activities designed as hedges, and, therefore, changes in fair values of such derivatives are not included in the results of operations. Interest receivable or payable from such contracts is accrued and recognized as an adjustment to interest expense related to the specific financing source being hedged.

FAIR VALUE OF FINANCIAL INSTRUMENTS

In preparing disclosures about the fair value of financial instruments, management has determined that the carrying amount approximates fair value for current financial instruments due to the short maturities of those instruments. The estimated fair values of long-term debt instruments are based upon the current interest rate environment and remaining term to maturity (See Note 10).

EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This statement is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement for all prior-period earnings per share ("EPS") data presented.

SFAS No. 128 simplifies the standards for computing EPS previously found in APB Opinion No. 15, "Earnings per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with the presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for the Company.

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock are exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15. Diluted EPS has been computed based on the weighted average number of shares outstanding, including the effect of outstanding stock options, if dilutive, in each respective year. The difference in the weighted average shares-basic versus weighted average shares-diluted is due to the effect of stock options.

Additionally, in February 1998, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") 98. SAB 98 revised prior guidance of the SEC to reflect the requirements of SFAS No. 128. As a result of SFAS No. 128 and SAB 98, the accompanying consolidated statements of income reflect historical earnings per share, which excludes a tax provision for all periods in which the Company was an S Corporation. The pro forma earnings per share amounts reflect a provision for income taxes as if the Company was a taxable corporation.

PENDING ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments and report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. This statement also requires that a public business enterprise report descriptive information about the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in the reporting segment information and those used in the enterprise's general purpose financial statements, and changes in the measurement of segment amounts from period to period. The new rule becomes effective in fiscal 1999 and is not expected to have a significant impact on the Company's financial reporting.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits." SFAS No. 132, which supersedes SFAS No. 87, 88, and 106, standardizes the disclosure requirements for pensions and other postretirement benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer useful. The Company will adopt the new rules in fiscal 1999. The new rules are not expected to have a significant impact on the Company's financial reporting.

In July 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes the accounting definition of a derivative, and specifies measurements, recognition, and disclosure of changes in the fair value of derivatives (hedges) held by a company. The Company will adopt this standard in fiscal 2000. SFAS No. 133 will require derivatives designated as hedges to be recorded on the balance sheet at fair value with the change in fair value of the underlying hedged item. The new rules are not expected to have a material effect on the Company's results of operations.

Foreign Currency Translation

In accordance with SFAS No. 52, "Foreign Currency Translation," the assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rate of exchange existing at year end and revenues and expenses are translated at average monthly exchange rates. Related translation adjustments and gains or losses resulting from foreign currency transactions were not material to the consolidated financial statements.

3. NOTES PAYABLE

In order to meet working capital needs, the Company maintains a variable rate (7.71% at July 31, 1997 and 6.41% at July 31, 1998) revolving line of credit in the amount of $90,000,000. The revolving line bears interest at the prime rate with an option of converting the borrowing rate to LIBOR plus .75% (6.41% at July 31, 1998) for all or a portion of the outstanding balance. The Company also has the option of converting the revolving line to a federal funds rate plus 1.50% (7.34% at July 31, 1998). At July 31, 1997 and 1998, $7,526,000 and
$14,024,000, respectively, were outstanding under the line of credit. Of the amounts outstanding at July 31, 1997 and 1998, $3,526,000 and $0, respectively, were based on the prime rate, and $4,000,000 and $14,024,000, respectively, were based on the LIBOR rate. At July 31, 1997 and 1998, $17,145,000 and $13,479,000,
respectively, were available to be borrowed. The average borrowings outstanding during the year ended May 3, 1997 and July 31, 1998 were $30,945,000 and $26,295,000, and the maximum borrowings outstanding were $59,460,000 and $59,340,000, respectively. The weighted average interest rate on these borrowings was approximately 7.53% in fiscal 1997 and 6.44% in fiscal 1998. All bank borrowings are collateralized by all assets of the Company.

During 1997 the Company also maintained a $3,000,000 variable rate (8.0% at July 31, 1997) line of credit. Of this amount, $2,700,000 was outstanding at July 31, 1997. The average borrowings outstanding were $2,700,000. This loan was repaid during fiscal 1998

The Company maintains an interest rate cap as a hedge against the variable interest rate exposure on the $90,000,000 line of credit. This interest rate cap, which expires June 1, 1999, establishes the maximum prime interest rate at 8.0% for all periods presented on varying notional amounts, which range from $0 to $30,000,000, and have been based on expected seasonal borrowings. At July 31, 1997 and 1998, the notional amounts amounted to $0. The counter-party to the interest rate cap is the Company's primary bank. The Company believes the credit and liquidity risk of the counter-party failing to meet its obligations is remote as the Company settles its interest position with the bank on a current basis. During fiscal years ended April 28, 1996, May 3, 1997, and July 31, 1998 as well as the thirteen weeks ended July 31, 1997, the interest rate cap had no material effect on interest expense.

4. LONG-TERM DEBT

Long-term debt consists of the following at July 31, 1997 and 1998:

                                                    July 31, 1997  July 31, 1998
                                                    -------------  -------------
Term note, variable rate (6.41% at July 31,
1998), subject to interest rate swaps (see
below), due in quarterly installments of $597,500
until February 1, 2003.                              $         0    $21,003,000

Term note, variable rate (3.70% at July 31, 1998),
subject to an interest rate swap (see below), due
in annual installments of $400,000 until
November 6, 2012, secured by land and
buildings with a net book value of $8,914,000.                 0      6,000,000

Capitalized lease obligation in Selma, AL;
variable rate (3.9% and 3.7% at  July 31, 1997
and July 31, 1998, respectively), subject to an
interest rate swap (see below), due in semiannual
installments of $100,000 until February 1, 2011,
secured by buildings and equipment with a net
book value of  $4,773,000.                             2,700,000      2,500,000

Term note, 8.33%, repaid in fiscal 1998.               6,300,000              0

Term note, 8.89%, repaid in fiscal 1998.               4,700,000              0

Promissory notes, variable rates (7.94% at July
31, 1997), repaid in fiscal 1998.                      1,500,000              0

Term note, 7.90%, repaid in fiscal 1998.               1,400,000              0

Promissory note, 8.50%, repaid in fiscal 1998.           717,000              0

Promissory note, 8.00%, repaid in fiscal 1998.           625,000              0

                                                    ------------   ------------
                                                      17,942,000     29,503,000
Less amounts due within one year                      (4,550,000)    (2,990,000)
                                                    ------------   ------------
                                                     $13,392,000    $26,513,000
                                                    ============   ============

During fiscal 1998, the Company restructured its various credit facilities and entered into several interest rate swap agreements which expire in 2004 and 2005 related to the two term notes. Two swaps cover the $21,003,000 term note and are designed to fix the interest rate at 6.52%. The $6,000,000 term note is primarily covered by an interest rate swap which fixes the interest rate at 4.99%.

During fiscal 1996, the Company entered into an interest rate swap agreement, which expires in 2011 related to its capital lease obligation on the Selma, Alabama facility covering the entire principal balance outstanding on such obligation. The agreement is designed to fix the interest rate at 5.85%.

The Company's debt agreements, including the notes payable in Note 3, contain, among other things, certain restrictions relating to net worth, capital expenditures, the current ratio, and the debt service ratio. The Company was in compliance with all covenants at July 31, 1997 and 1998.

The Company's total debt obligations maturing in each of the next five fiscal years at July 31, 1998 are as follows: $2,990,000 in 1999 through 2002 and $12,043,000 in 2003 and $5,500,000 thereafter.

5. OPERATING LEASES

The Company has operating leases for office, plant, and warehouse facilities and manufacturing and office equipment. Minimum future rental payments for all operating leases having remaining terms in excess of one year at July 31, 1998 are as follows:


            Fiscal year ending in:
                  1999                       $ 1,956,000
                  2000                         1,776,000
                  2001                           950,000
                  2002                           918,000
                  2003                           751,000
                  Thereafter                   1,462,000
                                             -----------
                                             $ 7,813,000
                                             ===========

Total rental expense amounted to $1,400,000, $ 1,361,000 and $ 1,380,000 for the fiscal years ended April 28, 1996, May 3, 1997, and July 31, 1998, respectively, and $297,000 for the thirteen weeks ended July 31, 1997.

6. EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) Profit Sharing Plan (the "Plan") for its salaried employees, which allows these employees to make pretax contributions to the Plan. The Plan covers all full-time salaried employees who have completed one year of service and who are at least 21 years of age. Participants of the Plan may voluntarily contribute from 3% to 10% of their annual compensation within certain dollar limits as allowed by law. The Company's matching contribution is 33.3% of the participants' contribution and can be increased or decreased at the option of the Board of Directors. Company contributions to the Plan are determined by the Company's Board of Directors and are limited to a maximum of 10% of the employee's compensation. Contribution expense for the years ended April 28, 1996, May 3, 1997, and July 31, 1998 amounted to $82,000, $94,000 and
$118,000, respectively, and $26,000 for the thirteen weeks ended July 31, 1997.

The Company also maintains a defined benefit pension plan covering the employees of the Birmingham plants. The benefits are based on certain Company monthly contributions for each year of credited service. The Company's funding policy is to contribute annually no less than the minimum amount required by ERISA and no more than the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

As discussed in Note 2, the Company changed its financial reporting year end to July 31. However, the Company's pension disclosures remain on the previous year end. As such, net pension expense for the fiscal years ended April 28, 1996, May 3, 1997, April 30, 1998, and the thirteen weeks ended July 31, 1997, includes the following components:


                                                                                         Thirteen
                                                                                           Weeks
                                                      April 28,   May 3,    April 30,      Ended
                                                        1996       1997       1998     July 31, 1997
                                                      ---------  ---------  ---------  ------------
Service cost of the current period                    $130,000   $158,000   $161,000    $ 40,000
Interest cost on the projected benefit obligation       98,000    115,000    127,000      32,000
Actual return on assets held in the plan               (52,000)   (64,000)   (89,000)    (29,000)
Net amortization and deferral of prior service cost,
 transition liability, and net gain                    (11,000)     4,000     (1,000)      7,000
                                                      --------   --------   --------    --------
Net pension expense                                   $165,000   $213,000   $198,000    $ 50,000
                                                      ========   ========   ========    ========

The following sets forth the funded status of the pension plan at April 28, 1996, May 3, 1997, July 31, 1997, and April 30, 1998:


                                         April 28,     May 3,      July 31,     April 30,
                                           1996         1997         1997         1998
                                        -----------  -----------  -----------  -----------
Accumulated benefit obligation          $1,360,000   $1,529,000   $1,569,000   $1,904,000
                                        ==========   ==========   ==========   ==========
Vested accumulated benefit obligation    1,283,000    1,452,000    1,493,000    1,781,000
                                        ==========   ==========   ==========   ==========
Projected benefit obligation             1,473,000    1,726,000    1,786,000    2,093,000
Fair value of assets held in the plan    1,040,000    1,453,000    1,515,000    1,743,000
                                        ----------   ----------   ----------   ----------
Excess of projected benefit obligation
 over fair value of plan assets           (433,000)    (273,000)    (271,000)    (350,000)
Unrecognized net loss                      205,000      210,000      210,000      407,000
Unrecognized initial obligation             53,000       44,000       42,000       36,000
Unrecognized prior service cost             83,000      149,000      145,000      134,000
                                        ----------   ----------   ----------   ----------
Prepaid (accrued) pension cost          $  (92,000)  $  130,000   $  126,000   $  227,000
                                        ==========   ==========   ==========   ==========

Pension plan assets consist primarily of group annuity policies at April 28, 1996, May 3, 1997, July 31, 1997 and April 30, 1998. The weighted average discount rate used to measure the projected benefit obligation and the expected long-term rate of return on assets was 7.50% at April 28, 1996, May 3, 1997, and July 31, 1997 and 7.0% at April 30, 1998. The Company uses the straight-line method of amortization for prior service costs and unrecognized gains and losses.

The Company contributes to the Retail, Wholesale, and Department Store Union Industry Pension Plan on behalf of each employee of the divisions, excluding Arizona and Mexico, not covered by the aforementioned pension plan as prescribed in the Company's collective bargaining agreements. The Company contributes $2.40 to $3.40 per week for each full-time employee on the active payroll subject to these agreements. Pension expense under these plans amounted to approximately $70,000, $88,000, and $81,000 for the fiscal years ended April 28, 1996, May 3, 1997, and July 31, 1998, respectively, and $15,000 for the thirteen weeks ended July 31, 1997.

The Company also maintains discretionary performance compensation and deferred compensation plans covering certain management employees as approved by the Chairman and President of the Company. The Company's discretionary provision for these plans amounted to $1,143,000, $1,653,000, and $843,000 for the fiscal years ended April 28, 1996, May 3, 1997, and July 31, 1998, respectively, and $300,000 for the thirteen weeks ended July 31, 1997.

The Company does not provide any additional post-retirement or post-employment benefits to its employees.

7.  STOCK OPTION PLAN

On July 31, 1997, the Company adopted a Stock Option Plan (the "Plan") reserving 1,000,000 shares of the Company's common stock for grants to executive officers, directors and key employees. The Compensation Committee of the Board of Directors administers and interprets the Plan and is authorized to grant options to an eligible employee of the Company and non-employee directors. The Plan provides for both incentive stock options and non-qualified stock options. Options are granted under the Plan on such terms and at such prices as determined by the Compensation Committee, except that the per share exercise price of incentive stock options cannot be less than the fair market value of the Company's common stock on the date of grant. All options which have been granted have a term of ten years and vest evenly over five years.


The Company accounts for this plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized. Had compensation expense for the Company's stock option plan for awards in fiscal 1998 been determined under SFAS No. 123, "Accounting for Stock-Based Compensation," based on the fair market value of the options at the grant date, the Company's net income and income per share would have been reduced to the pro forma amounts indicated below:


                                                     For the Fiscal Year Ended
                                                           July 31, 1998
                                                    --------------------------
Pro forma net income - as reported                       $22,259,000
Pro forma net income - adjusted                           22,043,000
Diluted pro forma earnings per share - as reported              1.20
Pro forma earnings per share - adjusted                         1.19

The fair market value was estimated on the date of grant using a Black-Scholes option pricing model for fiscal 1998 assuming a dividend yield of 0, a risk-free interest rate of 5.5%, a volatility factor for the Company's common stock of 51.35%, vesting evenly over five years and weighted average expected and contractual lives of the options of 9.32 years.

The pro forma information is not likely to be representative of the effects of options on pro forma net income in future years because the Company may award additional options.

Information with respect to the Company's Plan is as follows:


                                                         Fiscal 1998
                                                   ------------------------
                                                             Weighted Average
                                                  Options      Exercise Price
                                                  --------   ----------------
Granted during the year and
 outstanding at July 31, 1998                     337,965         $13.16
Exercisable at July 31, 1998                            0              0
Weighted average fair value of option granted       $7.50

The range of exercise prices for options outstanding is $13.00 - $16.13

8.  HISTORICAL AND PRO FORMA PROVISIONS FOR INCOME TAXES

Prior to November 25, 1997, the Company elected to be taxed as an S Corporation and, as a result, the periods prior to November 25, 1997 do not reflect historical income tax provisions. On November 25, 1997, the Company terminated its S Corporation election in connection with the Offering and became a taxable C Corporation. In connection with this termination, the Company recorded a deferred tax asset and a credit to income tax provision in the amount of $3,200,000. Additionally, the Company has allocated its income for the twelve months ended May 3, 1998 (the end of the tax year), between the nontaxable S Corporation and the taxable C Corporation based on the number of days in the 12 month period ended May 3, 1998, in which the Company was an S Corporation and C Corporation, respectively. The effect on the allocation was that a portion of the income for the nine months ended May 3, 1998 was attributable to the C Corporation with the remainder being attributable to the S Corporation. Subsequent to May 3, 1998, the Company was taxed entirely as a C Corporation. The income attributable to the C Corporation resulted in a historical tax provision of $4,038,000 for the twelve months ended July 31, 1998 which included the effects of the recording of the net deferred tax asset of $3,200,000. The pro forma provision gives effect to income taxes that would have been reported had the Company's income been attributable to the C Corporation for the entire period. The pro forma income tax provision reflects an overall effective tax rate of 37% in fiscal 1996, 1997 and 1998, before considering the effect of the one time credit income tax provision of $3,200,000 in fiscal 1998 related to the initial recording of the net deferred tax asset.

A summary of the components of the pro forma provision for income taxes is as follows:


                                                        Fiscal Year Ended            Thirteen Weeks Ended
                                             ------------------------------------   ----------------------
                                              April 28,      May 3,    July 31,      July 31,    July 31,
                                                1996         1997        1998          1996        1997
                                             ----------  ----------  ------------  -----------  ----------
Federal:
 Current                                     $4,580,000  $7,658,000  $10,870,000    $1,134,000  $1,453,000
 Deferred                                     (312,000)     941,000   (3,792,000)      253,000     349,000
                                             ----------  ----------  -----------   -----------  ----------
                                              4,268,000   8,599,000    7,078,000     1,387,000   1,802,000
                                             ----------  ----------  -----------   -----------  ----------
State:
 Current                                        448,000     748,000    1,553,000       111,000     144,000
 Deferred                                      (31,000)      92,000     (542,000)       25,000      32,000
                                             ----------  ----------  -----------   -----------  ----------
                                                417,000     840,000    1,011,000       136,000     176,000
                                             ----------  ----------  -----------   -----------  ----------
Pro Forma Provision for
 Income Taxes                                $4,685,000  $9,439,000  $ 8,089,000    $1,523,000  $1,978,000
                                             ==========  ==========  ===========   ===========  ==========

The pro forma provision for income taxes differs from the amounts computed by applying federal statutory rates due to the following:


                                                         Fiscal Year Ended           Thirteen Weeks Ended
                                               -----------------------------------  ----------------------
                                               April 28,    May 3,      July 31,     July 31,   July 31,
                                                 1996        1997         1998         1996       1997
                                              ----------  ----------  ------------  ----------  ----------
Tax provision computed at the
 federal statutory rate (35%)                 $4,394,000  $8,882,000  $10,622,000   $1,433,000  $1,861,000
Benefit related to change in
 tax status                                            0           0   (3,200,000)           0           0
Effect of state income taxes,
 net of benefits                                 271,000     546,000      657,000       88,000     114,000
Other                                             20,000      11,000       10,000        2,000       3,000
                                              ----------  ----------  -----------   ----------  ----------
                                              $4,685,000  $9,439,000  $ 8,089,000   $1,523,000  $1,978,000
                                              ==========  ==========  ===========   ==========  ==========

Temporary differences which create net deferred tax assets at July 31, 1998 are as follows:



Depreciation                        $ (726,000)
Inventory                            1,875,000
Warranty reserve                     1,530,000
Payroll-related accrued expenses     1,519,000
Other accrued expenses                 136,000
                                    ----------
Pro forma deferred tax assets, net  $4,334,000
                                    ==========

9.     CONTINGENCIES

The Company is a party to various legal proceedings incidental to its business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to these proceedings will not materially affect the financial position or results of operations of the Company.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

The estimated fair value of the Company's on-balance sheet financial instruments at July 31, 1998 approximated their carrying value at that date. As of July 31, 1997 and 1998, and as discussed in Notes 3 and 4, the Company is party to an interest rate cap agreement and several interest rate swap agreements, all of which are considered derivative financial instruments. The fair value of these instruments, which are specifically used for hedging purposes, is the estimated amount that the Company would pay or receive if these agreements were terminated as of July 31, 1997 and 1998. Such estimates of fair value take into account current interest rates and the present creditworthiness of the counterparties. Under the restrictions of the bank credit agreements, the Company does not expect to cancel these agreements, and expects them to expire as originally contracted. As of July 31, 1997 and 1998, the carrying amount of these financial instruments, which represents amounts paid to obtain such instruments, exceeds the estimated fair value by $203,000 and $968,000, respectively.

11. MAJOR CUSTOMERS

During the fiscal years ended April 28, 1996, May 3, 1997 and July 31, 1998, three major customers accounted for sales of approximately $55,266,000, $72,133,000, and $81,744,000, respectively, of total net sales. During the thirteen weeks ended July 31, 1997, three major customers accounted for sales of approximately $17,146,000 of total net sales. As of July 31, 1997 and July 31, 1998, the outstanding balances, included in accounts receivable on the respective consolidated balance sheets, related to these customers were $5,700,000 and $4,047,000, respectively.

12.  STOCKHOLDERS' EQUITY

On July 31, 1998, the Board of Directors approved an amendment to reduce the Company's total number of authorized shares from 100,000,000 to 30,000,000.

13.  BUSINESS COMBINATIONS

Effective August 1, 1997, the Company entered into an asset purchase agreement with Virco Manufacturing Corporation to acquire all of the assets located and in possession of Virsan, a Mexican Company and a subsidiary of Virco, in Sonora, Mexico. The agreement stipulated cash payments for the purchase of assets, in the amount of $2,175,000 and was funded under the Company's revolving credit agreement. Pro forma financial information has not been provided as it would not be meaningful since customers, products and operations of the Company will differ significantly from that of Virsan.

                                                                     Schedule II

                               MEADOWCRAFT, INC.

VALUATION AND QUALIFYING ACCOUNTS

For the years ended April 28,1996, May 3, 1997, the 13-weeks ended July 31, 1997 and the year ended July 31, 1998


                                   Balance At  Charged to                Balance At
                                   Beginning   Costs and                   End of
                                    of Year     Expenses    Deductions      Year
                                   ----------  ----------  ------------  ----------
The year ended April 30, 1995:
Warranty and other reserves        $2,134,000  $6,338,000  $(5,473,000)  $2,999,000

The year ended April 28, 1996:
Warranty and other reserves        $2,999,000  $6,473,000  $(6,465,000)  $3,007,000

The year ended May 3, 1997:
Warranty and other reserves        $3,007,000  $4,667,000  $(4,958,000)  $2,716,000

The 13-weeks ended July 31, 1997:
Warranty and other reserves        $2,716,000  $1,674,000  $(3,079,000)  $1,311,000

The year ended July 31, 1998:
Warranty and other reserves        $1,311,000  $6,280,000  $(6,537,000)  $1,054,000