Form 10-Q
period 1998-10-31
MEADOWCRAFT INC
filed 1998-12-15
CIK 1043339

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended October 31, 1998

(Mark One)                            OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934



      For the transition period from _______________ to __________________



                       Commission File Number: 001-13635
                                               ---------



                               MEADOWCRAFT, INC.
             (Exact Name of Registrant as Specified in its Charter)

                       Delaware                                                              63-0891252
------------------------------------------------------------------     -----------------------------------------------------
  (State or other jurisdiction of incorporation or organization)                (I.R.S. Employer Identification Number)


                    4700 Pinson Valley Parkway
                     Birmingham, Alabama 35215                                               (205) 853-2220
------------------------------------------------------------------     -----------------------------------------------------
               (Address of principal executive office)                  (Registrant's telephone number, including area code)




Indicate by check mark whether Registrant (1) has filled out all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES  [X]    NO   [ ]


As of December 9, 1998, 19,708,750 shares of the Registrant's Common Stock. $.01 par value, were issued and outstanding.


================================================================================

                       MEADOWCRAFT, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                October 31, 1998

                               TABLE OF CONTENTS


                                                                                                              Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
  Unaudited Condensed Consolidated Balance Sheets as of  July 31, 1998, October 31, 1997 and
     October 31, 1998                                                                                           3
  Unaudited Condensed Consolidated Statements of Income for the 13-Weeks Ended
     October 31, 1997 and 1998                                                                                  4
  Unaudited Condensed Consolidated Statements of Cash Flows for the 13-Weeks
     Ended October  31, 1997 and 1998                                                                           5
  Notes to Unaudited Condensed Consolidated Financial Statements                                                6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                 7

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                                       8

PART I - FINANCIAL INFORMATION

                       MEADOWCRAFT, INC. AND SUBSIDIARIES
                Unaudited Condensed Consolidated Balance Sheets



                                                                    July 31,                     October 31,
                                                               ----------------    ------------------------------------
                                                                      1998                1997               1998
                                                               ----------------    ----------------   -----------------
ASSETS
------
CURRENT ASSETS:
  Due from factor                                                 $  14,686,000       $   4,099,000       $   5,474,000
  Accounts receivable                                                 6,810,000           1,877,000           2,073,000
  Inventories                                                        21,599,000          28,119,000          30,717,000
  Prepaid expenses and other                                            359,000             452,000             465,000
  Deferred income taxes                                               4,334,000                   0           3,794,000
  Income taxes receivable                                                     0                   0           2,355,000
                                                                  -------------       -------------       -------------
       Total Current Assets                                          47,788,000          34,547,000          44,878,000
                                                                  -------------       -------------       -------------
  Property, plant and equipment                                      84,429,000          69,626,000          84,772,000
  Less accumulated depreciation                                     (23,039,000)        (19,126,000)        (24,569,000)
                                                                  -------------       -------------       -------------
NET PROPERTY, PLANT AND EQUIPMENT                                    61,390,000          50,500,000          60,203,000
                                                                  -------------       -------------       -------------
OTHER ASSETS                                                            973,000           1,174,000             928,000
                                                                  -------------       -------------       -------------
                                                                  $ 110,151,000       $  86,221,000       $ 106,009,000
                                                                  =============       =============       =============

LIABILITIES AND
---------------
STOCKHOLDERS' EQUITY
--------------------

CURRENT LIABILITIES:
  Current portion of long-term debt                               $   2,990,000       $   1,119,000       $   2,990,000
  Notes payable                                                      14,024,000          15,264,000          12,595,000
  Accounts payable                                                    2,400,000          12,877,000           8,489,000
  Accrued expenses and warranty                                       6,594,000           5,582,000           5,322,000
  Income taxes payable                                                2,799,000                   0                   0
                                                                  -------------       -------------       -------------
     Total Current Liabilities                                       28,807,000          34,842,000          29,396,000
                                                                  -------------       -------------       -------------
LONG-TERM DEBT                                                       26,513,000          21,089,000          25,915,000
                                                                  -------------       -------------       -------------

COMMITMENT AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 30,000,000 shares
   authorized, 16,000,000 shares issued and outstanding
   at October 31, 1997, 19,708,750 issued and
  outstanding at July 31, 1998 and October 31, 1998                     197,000             160,000             197,000
Additional paid-in capital                                           44,614,000             340,000          44,614,000
Retained earnings                                                    10,020,000          29,790,000           5,887,000
                                                                  -------------       -------------       -------------
                                                                     54,831,000          30,290,000          50,698,000
                                                                  -------------       -------------       -------------
                                                                  $ 110,151,000       $  86,221,000       $ 106,009,000
                                                                  =============       =============       =============

         The accompanying notes are an integral part of these condensed consolidated statements.

                       MEADOWCRAFT, INC. AND SUBSIDIARIES
             Unaudited Condensed Consolidated Statements of Income


                                                                           Thirteen Weeks Ended
                                                                               October 31,
                                                                    ---------------------------------
                                                                        1997                 1998
                                                                    ------------         ------------
NET SALES                                                           $  6,916,000         $  8,327,000
COST OF SALES                                                          6,748,000           10,414,000
                                                                    ------------         ------------
Gross Profit (Loss)                                                      168,000           (2,087,000)
                                                                    ------------         ------------
OPERATING EXPENSES:

  Selling                                                                979,000              951,000
  General and administrative                                           1,553,000            1,772,000
                                                                    ------------         ------------
                                                                       2,532,000            2,723,000
                                                                    ------------         ------------
Operating Income (Loss)                                               (2,364,000)          (4,810,000)

INTEREST EXPENSE                                                         491,000              679,000
                                                                    ------------         ------------
Income (loss) before provision for income taxes - historical          (2,855,000)          (5,489,000)
Provision (credit) for income taxes                                            0           (2,042,000)
                                                                    ------------         ------------
NET INCOME (LOSS) - HISTORICAL                                      $ (2,855,000)        $ (3,447,000)
                                                                    ============         ============

PRO FORMA PRESENTATION:

Net income (loss) - historical                                      $ (2,855,000)        $ (3,447,000)
Pro forma (credit) for income taxes                                   (1,061,000)                   0
                                                                    ------------         ------------

Pro forma net income (loss)                                         $ (1,794,000)        $ (3,447,000)
                                                                    ============         ============

Earnings per share:
  Basic and diluted - historical                                    $       (.18)        $       (.17)
                                                                    ============         ============

  Basic and diluted - pro forma                                     $       (.11)        $       (.17)
                                                                    ============         ============

Weighted average shares outstanding                                   16,000,000           19,708,750
                                                                    ============         ============


         The accompanying notes are an integral part of these condensed consolidated statements.

                       MEADOWCRAFT, INC. AND SUBSIDIARIES
           Unaudited Condensed Consolidated Statements of Cash Flows


                                                                                          Thirteen Weeks Ended
                                                                                                October 31,
                                                                                     ---------------------------------
                                                                                         1997                  1998
                                                                                     ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                                $ (2,855,000)        $ (3,447,000)
                                                                                     ------------         ------------
    Adjustments to reconcile net loss to net cash provided by operating activities:
              Depreciation and amortization                                             1,391,000            1,704,000
    Changes in assets and liabilities:
         Due from factor                                                                6,659,000            9,212,000
         Accounts receivable                                                            3,823,000            4,737,000
         Inventories                                                                  (16,529,000)          (9,118,000)
         Prepaid expenses and other                                                      (159,000)            (106,000)
         Deferred income taxes                                                                  0              540,000
         Other assets                                                                    (417,000)              (7,000)
         Accounts payable                                                              10,030,000            6,089,000
         Accrued expenses and warranty                                                 (1,331,000)          (1,272,000)
         Income taxes payable                                                                   0           (5,154,000)
                                                                                     ------------         ------------
         Total adjustments                                                              3,467,000            6,625,000
                                                                                     ------------         ------------
         Net cash provided by operating activities                                        612,000            3,178,000
                                                                                     ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                               (9,757,000)            (465,000)
                                                                                     ------------         ------------
         Net cash used in investing activities                                         (9,757,000)            (465,000)
                                                                                     ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (payments) on notes payable                                          5,038,000           (1,429,000)
    Proceeds from issuance of long-term debt                                            5,000,000                    0
    Principal payments of long-term debt                                                 (734,000)            (598,000)
    Payment of loan costs                                                                (159,000)                   0
    Payment of S corporation distributions                                                      0             (686,000)
                                                                                     ------------         ------------
         Net cash provided by (used in) financing activities                            9,145,000           (2,713,000)
                                                                                     ------------         ------------
NET CHANGE IN CASH                                                                              0                    0

CASH, BEGINNING OF PERIOD                                                                       0                    0
                                                                                     ------------         ------------
CASH, END OF PERIOD                                                                  $          0         $          0
                                                                                     ============         ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for interest                                         $    491,000         $    679,000
                                                                                     ============         ============
    Cash paid during the period for income taxes                                     $          0         $  2,572,000
                                                                                     ============         ============

         The accompanying notes are an integral part of these condensed consolidated statements.

                       MEADOWCRAFT, INC. AND SUBSIDIARIES
         Notes to Unaudited Condensed Consolidated Financial Statements


1.  BASIS OF PRESENTATION

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying unaudited interim financial statements of Meadowcraft, Inc. and Subsidiaries, ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. The financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's Annual Report on form 10-K for the year ended July 31, 1998 as filed with the Securities and Exchange Commission.

In the opinion of management, the unaudited financial statements included herein reflect all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the information set forth therein. The fiscal 1999 interim results of operations are not necessarily indicative of results for the full year. Revenues and expenses are subject to material seasonal variations. The seasonal nature of the Company's business requires an inventory build-up during the fall and winter months in order to meet customer demand during the spring and summer selling seasons. The Company relies upon bank borrowings and cash flow from operations to finance this production.

Principles of Consolidation

The unaudited interim consolidated financial statements include the accounts and transactions of the Company and its wholly owned subsidiaries, Meadowcraft De Mexico, S.A. De C.V. and Meadowcraft (UK) Limited. All significant intercompany accounts and transactions have been eliminated in consolidation.

New Accounting Standards and Statements

In June 1997, the Financial Accounting Standards Board ("FSAB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131, which supersedes SFAS Nos. 14, 18, 24 and 30, establishes new standards for segment reporting using the "management approach" in which reportable segments are based on the same criteria on which management disaggregates a business for making operation decisions and assessing performance. The new rule becomes effective in fiscal 1999 and is not expected to have significant impact on the Company's financial reporting.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132, which supersedes SFAS Nos. 87, 88 and 106, standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer useful as they were when SFAS Nos. 87, 88 and 106 were issued. The Company will adopt the new rules in fiscal 1999. The new rule is not expected to have a significant impact on the Company's financial reporting.

In June 1988, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. This statement is effective for fiscal years beginning after June 15, 1999. The new rules are not expected to have a material effect on the Company's results of operations.

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

Upon completion of the Offering, the Company terminated its S Corporation election. The Company made an additional S Corporation distribution in the amount of $16,920,435 in fiscal 1998 and 1999, representing the final S Corporation distribution based upon the Company's S Corporation earnings attributable to the period from May 4, 1997 to the date of termination of the S Corporation election (November 25, 1997).

3.  INVENTORIES

Inventories are valued at first-in, first-out ("FIFO") cost, which is not in excess of market. An analysis of inventories follows:


                                                                    July 31,                     October 31,
                                                                ---------------     -----------------------------------
                                                                      1998                1997               1998
                                                                ---------------     ---------------     ---------------
Raw materials and purchased parts                               $    11,533,000     $     9,831,000     $    15,048,000
Work-in-process                                                       1,075,000             947,000           1,306,000
Finished goods                                                        8,991,000          17,341,000          14,363,000
                                                                ---------------     ---------------     ---------------
                                                                $    21,599,000     $    28,119,000     $    30,717,000
                                                                ===============     ===============     ===============


4.  EARNINGS PER SHARE

The Company's basic and diluted earnings per share calculations resulted in the same weighted average shares outstanding as the Company's 402,865 stock options were not considered as their effect would be antidilutive.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Thirteen weeks ended October 31, 1998 compared to thirteen weeks ended October 31, 1997.

NET SALES

Net sales increased $1.4 million or 20.4% to $8.3 million for the thirteen weeks ended October 31, 1998, from $6.9 million in the comparable period in the prior year. The increase was due primarily to a $1.4 million increase in gross sales of the indoor product line resulting from fall sales programs, which were implemented with several customers.

GROSS PROFIT

Gross profit for the thirteen weeks ended October 31, 1998, declined $2.3 million to a negative $2.1 million from $.2 million in the comparable period in the prior year. The decline in margins is due primarily to later plant start-ups experienced in 1998 versus 1997. This later start-up was a planned event permitted by the additional production capacity, which was brought on line during the year with the completion of the west coast production and distribution facilities.

SELLING EXPENSE

Selling expense, which includes commissions, advertising and promotional expenses, declined $.03 million to $.95 million for the thirteen weeks ended October 31, 1998, from $.98 million for the comparable period in the prior year. The decrease was due to slightly lower show and travel and entertainment expense.

GENERAL AND ADMINISTRATIVE

General and administrative expense, which includes corporate salaries, employee benefits and professional fees, increased $.2 million to $1.8 million for the thirteen weeks ended October 31, 1998 from $1.6 million for the comparable period in the prior year primarily due to increases in salaries and related benefit expenses.

INTEREST EXPENSE

Interest expense, which includes factor fees, increased by $.2 million to $.7 million for the thirteen weeks ended October 31, 1998, from $.5 million in the comparable period in the prior year due to higher debt levels resulting from the additional production capacity which was funded with term debt.

HISTORICAL AND PRO FORMA CREDIT FOR INCOME TAXES

Prior to November 25, 1997, the Company elected to be taxed as an S Corporation and, as a result, the periods prior to November 25, 1997 do not reflect historical income tax provisions. On November 25, 1997, the Company terminated its S Corporation election in connection with the offering and became a taxable C Corporation. The pro forma credit for income taxes gives effect to the application of income taxes that would have been reported had the Company been a C Corporation subject to Federal and State Income Taxes. The income tax credit for the thirteen weeks ended October 31, 1998 amounted to $2.0 million. The effective tax rate in both 1998 and 1997 was 37.2%.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations and growth from seasonal borrowings under its bank line of credit, from internally generated funds, and from other term debt. The Company's primary liquidity requirements are for capital expenditures, working capital and debt service.

The Company's operating activities in the thirteen week period ended October 31, 1998 provided cash of $3.2 million. Cash used by operations reflects a net loss of $3.4 million, a decrease in total receivables of $13.9 million offset by an increase in inventory of $9.1 million, which was partially funded by an increase in accounts payable of $6.1 million. This inventory build-up is necessary to meet the peak selling season, which starts in the second quarter and continues through the third quarter.

Currently, the Company maintains a $90 million revolving line of credit (the "Revolving Credit Facility") and term debt facilities (the "Term Debt Facilities" and, together with the Revolving Credit Facility, the "Credit Facilities") with a consortium of lenders led by NationsBank, N.A. ("NationsBank"). As a result of the seasonal nature of the Company's business, the Company utilizes the Revolving Credit Facility to build up inventory levels during the first half of the Company's fiscal year.

The Revolving Credit Facility is subject to certain borrowing base limitations, which are related primarily to accounts receivable and inventory balances, and compliance with customary financial and other covenants. As of October 31, 1998, the outstanding balance under the Revolving Credit Facility amounted to $12.6 million, and $4.5 million was available to be borrowed at October 31, 1998, based upon the borrowing base.

The Company's debt agreements contain, among other things, certain restrictions relating to net worth, capital expenditures, current ratio and debt service ratio. The Company was in compliance with all covenants at October 31, 1998.

The Company believes that cash flow from operations, together with the Company's unused borrowing capacity under the Credit Facilities will be sufficient to fund the Company's debt service requirements, capital expenditures and working capital needs through the maturity date of the Credit Facilities.

YEAR 2000

The Company has initiated actions to address the year 2000 issue. It is expected that compliance work will be substantially completed by the end of calendar 1998. Total costs associated with these efforts, which are being expensed as incurred, have not had, and are not expected to have, a material impact on the Company's financial results.

FORWARD-LOOKING STATEMENTS

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

PART II - OTHER INFORMATION

Item 6.  Exhibits and Report on Form 8-K

(a)      Exhibit 27 Financial Data Schedule (for SEC use only)

Not applicable

(b)      Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the three months ended October 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               MEADOWCRAFT, INC.


                               By
                               /s/ Steven C. Braswell
                               -------------------------------------
                               Steven C. Braswell
                               Vice President of Finance,
                               Chief Financial Officer and Secretary
Date:    December 14, 1998