Form 10-Q
period 1999-01-31
MEADOWCRAFT INC
filed 1999-03-10
CIK 1043339

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 1999

(Mark One)                           OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



      For the transition period from                 to
                                     ---------------    -----------------


                        Commission File Number: 001-13635
                                                ---------

                                MEADOWCRAFT, INC.
             (Exact Name of Registrant as Specified in its Charter)


                       Delaware                                                              63-0891252
----------------------------------------------------------------       -----------------------------------------------------
(State or other jurisdiction of incorporation or organization)                 (I.R.S. Employer Identification Number)




              4700 Pinson Valley Parkway
               Birmingham, Alabama 35215                                                   (205) 853-2220
-----------------------------------------------------                  -----------------------------------------------------
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

                            YES [X]     NO [ ]


As of March 5, 1999, 19,708,750 shares of the Registrant's Common Stock. $.01 par value, were issued and outstanding.


================================================================================

                       MEADOWCRAFT, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                January 31, 1999

                                TABLE OF CONTENTS


                                                                                                              Page

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
  Unaudited Condensed Consolidated Balance Sheets as of  July 31, 1998, January 31, 1998 and
     January 31, 1999                                                                                           3
  Unaudited Condensed Consolidated Statements of Income for the Thirteen Weeks and Six Months
     Ended January 31, 1998 and 1999                                                                            4
  Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months
     Ended January 31, 1998 and 1999                                                                            5
  Notes to Unaudited Condensed Consolidated Financial Statements                                                6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                 8

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                                      11

PART I - FINANCIAL INFORMATION

                       MEADOWCRAFT, INC. AND SUBSIDIARIES
                 Unaudited Condensed Consolidated Balance Sheets


                                                             July 31,                    January 31,
                                                          -------------       ---------------------------------
                                                               1998                1998                1999
                                                          -------------       -------------       -------------
ASSETS
------

CURRENT ASSETS:
  Due from factor                                         $  14,686,000       $  20,994,000       $  15,466,000
  Accounts receivable                                         6,810,000          12,789,000           7,860,000
  Inventories                                                21,599,000          43,126,000          46,739,000
  Prepaid expenses and other                                    359,000             687,000             398,000
  Deferred income taxes                                       4,334,000           3,200,000           4,496,000
  Income taxes receivable                                             0                   0           1,961,000
                                                          -------------       -------------       -------------
      Total Current Assets                                   47,788,000          80,796,000          76,920,000
                                                          -------------       -------------       -------------

  Property, plant and equipment                              84,429,000          81,146,000          85,547,000
  Less accumulated depreciation                             (23,039,000)        (20,380,000)        (26,221,000)
                                                          -------------       -------------       -------------
NET PROPERTY, PLANT AND EQUIPMENT                            61,390,000          60,766,000          59,326,000
                                                          -------------       -------------       -------------
OTHER ASSETS                                                    973,000             712,000             927,000
                                                          -------------       -------------       -------------
                                                          $ 110,151,000       $ 142,274,000       $ 137,173,000
                                                          =============       =============       =============

LIABILITIES AND
----------------
STOCKHOLDERS' EQUITY
--------------------

CURRENT LIABILITIES:
  Current portion of long-term debt                       $   2,990,000       $   2,142,000       $   2,990,000
  Notes payable                                              14,024,000          31,226,000          26,886,000
  Accounts payable                                            2,400,000          24,637,000          21,991,000
  Accrued expenses and warranty                               6,594,000           8,471,000           9,831,000
  Income taxes payable                                        2,799,000             610,000                   0
                                                          -------------       -------------       -------------
     Total Current Liabilities                               28,807,000          67,086,000          61,698,000
                                                          -------------       -------------       -------------
LONG-TERM DEBT                                               26,513,000          26,959,000          25,218,000
                                                          -------------       -------------       -------------

COMMITMENT AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 30,000,000 shares
    authorized, 19,708,750 issued and outstanding at
    July 31, 1998 and January 31, 1999                          197,000             197,000             197,000
  Additional paid-in capital                                 44,614,000          44,662,000          44,614,000
  Retained earnings                                          10,020,000           3,370,000           5,446,000
                                                          -------------       -------------       -------------
                                                             54,831,000          48,229,000          50,257,000
                                                          -------------       -------------       -------------
                                                          $ 110,151,000       $ 142,274,000       $ 137,173,000
                                                          =============       =============       =============



   The accompanying notes are an integral part of these condensed consolidated statements.

                       MEADOWCRAFT, INC. AND SUBSIDIARIES
              Unaudited Condensed Consolidated Statements of Income


                                                 Thirteen Weeks Ended                      Six Months Ended
                                                      January 31,                             January 31,
                                               -------------------------------       -------------------------------
                                                   1998              1999                 1998               1999
                                               ------------       ------------       ------------       ------------
Net Sales                                      $ 28,546,000       $ 22,646,000       $ 35,462,000       $ 30,973,000
Cost of Sales                                    19,754,000         17,942,000         26,502,000         28,356,000
                                               ------------       ------------       ------------       ------------
Gross Profit                                      8,792,000          4,704,000          8,960,000          2,617,000
                                               ------------       ------------       ------------       ------------
Operating Expenses:
  Selling                                         1,643,000          1,656,000          2,622,000          2,607,000
  General and administrative                      2,006,000          2,710,000          3,559,000          4,480,000
                                               ------------       ------------       ------------       ------------
                                                  3,649,000          4,366,000          6,181,000          7,087,000
                                               ------------       ------------       ------------       ------------
Operating Income                                  5,143,000            338,000          2,779,000         (4,470,000)

Interest Expense                                    893,000          1,031,000          1,383,000          1,712,000
                                               ------------       ------------       ------------       ------------
Income (loss) before provision for
  income taxes - historical                       4,250,000           (693,000)         1,396,000         (6,182,000)
Credit for income taxes                          (2,030,000)          (251,000)        (2,030,000)        (2,293,000)
                                               ------------       ------------       ------------       ------------
Net income (loss) - historical                 $  6,280,000       $   (442,000)      $  3,426,000       $ (3,889,000)
                                               ============       ============       ============       ============

Pro Forma Presentation:

Net income (loss) - historical                 $  6,280,000       $   (442,000)      $  3,426,000       $ (3,889,000)
Pro forma (credit) for income taxes                 412,000                  0           (650,000)                 0
                                               ------------       ------------       ------------       ------------
Pro forma net income (loss)                    $  5,868,000       $   (442,000)      $  4,076,000       $ (3,889,000)
                                               ============       ============       ============       ============

Pro forma net income (loss)
 excluding benefit related to change
 in tax status                                 $  2,668,000       $   (442,000)      $    874,000       $ (3,889,000)
                                               ============       ============       ============       ============

Earnings (loss) per share:
  Basic and diluted - historical               $       0.34       $      (0.02)      $       0.20       $      (0.20)
                                               ============       ============       ============       ============

  Basic and diluted - pro forma                $       0.31       $      (0.02)      $       0.24       $      (0.20)
                                               ============       ============       ============       ============

  Basic and diluted excluding benefit
    related to change in tax status            $       0.14       $      (0.02)      $       0.05       $      (0.20)
                                               ============       ============       ============       ============

Weighted average shares outstanding              18,662,378         19,708,750         17,331,189         19,708,750
                                               ============       ============       ============       ============


   The accompanying notes are an integral part of these condensed consolidated statements.

                       MEADOWCRAFT, INC. AND SUBSIDIARIES
            Unaudited Condensed Consolidated Statements of Cash Flows

                                                                   Six Months Ended
                                                                      January 31,
                                                             -------------------------------
                                                                 1998               1999
                                                             ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                        $  3,426,000       $ (3,889,000)
                                                             ------------       ------------
    Adjustments to reconcile net income (loss) to
         net cash used in operating activities:
              Depreciation and amortization                     2,680,000          3,416,000
              Credit for deferred income taxes                 (3,200,000)          (162,000)
    Changes in assets and liabilities:
         Due from factor                                      (10,236,000)          (780,000)
         Accounts receivable                                   (7,089,000)        (1,050,000)
         Inventories                                          (31,536,000)       (25,140,000)
         Prepaid expenses and other                              (394,000)           (39,000)
         Other assets                                             144,000             46,000
         Accounts payable                                      21,790,000         19,591,000
         Accrued expenses and warranty                          1,558,000          3,237,000
         Income taxes payable/receivable                          610,000         (4,760,000)
                                                             ------------       ------------
         Total adjustments                                    (25,673,000)        (5,641,000)
                                                             ------------       ------------
         Net cash provided used in operating activities       (22,247,000)        (9,530,000)
                                                             ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                      (21,277,000)        (1,352,000)
                                                             ------------       ------------
         Net cash used in investing activities                (21,277,000)        (1,352,000)
                                                             ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Initial Public Offering                      44,358,000                  0
    Net borrowings on notes payable                            21,000,000         12,862,000
    Proceeds from issuance of long-term debt                   12,000,000                  0
    Principal payments of long-term debt                         (841,000)        (1,295,000)
    Payment of loan costs                                        (293,000)                 0
    Payment of S corporation distributions                    (32,700,000)          (685,000)
                                                             ------------       ------------
         Net cash provided by financing activities             43,524,000         10,882,000
                                                             ------------       ------------
NET CHANGE IN CASH                                                      0                  0

CASH, BEGINNING OF PERIOD                                               0                  0
                                                             ------------       ------------
CASH, END OF PERIOD                                          $          0       $          0
                                                             ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for interest                 $  1,383,000       $  1,748,000
                                                             ============       ============
    Cash paid during the period for income taxes             $          0       $  2,629,000
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

In the opinion of management, the unaudited financial statements included herein reflect all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the information set forth therein. The fiscal 1999 interim results of operations are not necessarily indicative of results expected for the full year. Revenues and expenses are subject to material seasonal variations. The seasonal nature of the Company's business requires an inventory build-up during the fall and winter months in order to meet customer demand during the spring and summer selling seasons. The Company relies upon bank borrowings and cash flow from operations to finance this production.

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. This statement is effective for fiscal years beginning after June 15, 1999. The new rules are not expected to have a material effect on the Company's results of operations.

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

Upon completion of the Offering, the Company terminated its S Corporation election. The Company made an additional S Corporation distribution in the amount of $16,334,000 in fiscal 1998. In fiscal 1999, the Company distributed $686,435, representing the final S Corporation distribution based upon the Company's S Corporation earnings attributable to the period from May 4, 1997 to the date of termination of the S Corporation election (November 25, 1997).

3.  INVENTORIES

Inventories are valued at first-in, first-out ("FIFO") cost, which is not in excess of market. An analysis of inventories follows:

                                            July 31,               January 31,
                                           -----------     ---------------------------
                                              1998            1998            1999
                                           -----------     -----------     -----------

     Raw materials and purchased parts     $11,533,000     $12,633,000     $17,203,000
     Work-in-process                         1,075,000       1,489,000       1,748,000
     Finished goods                          8,991,000      29,004,000      27,788,000
                                           -----------     -----------     -----------
                                           $21,599,000     $43,126,000     $46,739,000
                                           ===========     ===========     ===========

4.  EARNINGS PER SHARE

The Company's basic and diluted earnings per share calculations resulted in the same weighted average shares outstanding as the Company's 403,587 stock options were not considered as their effect would be antidilutive.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Thirteen weeks ended January 31, 1999 compared to thirteen weeks ended January 31, 1998.

NET SALES

Net sales declined $5.9 million or 21% to $22.6 million for the thirteen weeks ended January 31, 1999, from $28.5 million in the comparable period in the prior year. The decrease was due primarily to Plantation Patterns products, which were lower than the prior year due to difficulty in factoring receivables of several mass market customers.

GROSS PROFIT

Gross profit for the thirteen weeks ended January 31, 1999 declined $4.1 million to $4.7 million from $8.8 million in the comparable period in the prior year. The decline in margins was due in part to higher production costs caused by lower production volumes and lower sales volume versus the prior year.

SELLING EXPENSE

Selling expense, which includes commissions, advertising and promotional expenses remained flat compared to the prior year at $1.6 million.

GENERAL AND ADMINISTRATIVE

General and administrative expense, which includes corporate salaries, employee benefits and professional fees, increased $0.7 million to $2.7 million for the thirteen weeks ended January 31, 1999 from $2.0 million for the comparable period in the prior year. The increase was due to higher professional fees incurred in connection with merger negotiations with a large New York Stock Exchange company that were terminated during the quarter.

INTEREST EXPENSE

Interest expense, which includes factor fees, increased by $.1 million to $1.0 million for the thirteen weeks ended January 31, 1999, from $.9 million in the comparable period in the prior year. In the prior year $.1 million interest expense was capitalized in conjunction with the facility expansion projects which were underway in both Arizona and Alabama.

HISTORICAL AND PRO FORMA PROVISION (CREDIT) FOR INCOME TAXES

Prior to November 25, 1997, the Company elected to be taxed as an S Corporation and, as a result, the periods prior to November 25, 1997 do not reflect historical income tax provisions. On November 25, 1997, the Company terminated its S Corporation election in connection with the offering and became a taxable C Corporation. In conjunction with the conversion from an S Corporation to a C Corporation, the Company recorded a $3.2 million net deferred tax asset. The pro forma credit for income taxes gives effect to the application of income taxes that would have been reported had the Company been a C Corporation subject to federal and state income taxes. The income tax credit for the thirteen weeks ended January 31, 1999 amounted to $.3 million. The pro forma income tax provision reflects an overall effective tax rate of 37.2% in 1999 and 1998, before considering the effect of the one time credit income tax provision of $3.2 million in fiscal 1998 related to the initial recording of the net deferred tax asset.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Six months ended January 31, 1999 compared to six months ended January 31, 1998.

NET SALES

Net sales decreased $4.5 million or 12.7% to $31.0 million for the six months ended January 31, 1999 from $35.5 million in the comparable prior year period. The decline was due to Plantation Patterns products, which were lower than the prior year resulting from difficulty in factoring receivables of several mass market customers.

GROSS PROFIT

Gross profit for the six months ended January 31, 1999, declined $6.3 million to $2.6 million from $8.9 million in the comparable period in the prior year. The decline in margins in the first six months of 1999 versus 1998 was caused by lower production volumes and lower sales volumes versus the prior year.

SELLING

Selling expense remained flat at $2.6 million for the six month period ended January 31, 1999 and the comparable period in the prior year. Slight decreases in show, sample, and travel and entertainment expense were offset by higher commission expense.

GENERAL AND ADMINISTRATIVE

General and administrative expense increased $.9 million to $4.5 million for the six month period ended January 31, 1999 from $3.6 million for the comparable period in the prior year. The increase was due primarily to higher professional fees incurred during the second quarter resulting from merger negotiations with a large New York Stock Exchange company that were terminated during the quarter.

INTEREST EXPENSE

Interest expense increased by $.3 million to $1.7 million for the six months ended January 31, 1999, from $1.4 million in the comparable period in the prior year due to higher debt levels resulting from the additional production capacity which was funded with term debt.

HISTORICAL AND PRO FORMA PROVISION (CREDIT) FOR INCOME TAXES

Prior to November 25, 1997, the Company elected to be taxed as an S Corporation and, as a result, the periods prior to November 25, 1997 do not reflect historical income tax provisions. On November 25, 1997, the Company terminated its S Corporation election in connection with the offering and became a taxable C Corporation. In conjunction with this conversion from an S Corporation to a C Corporation, the Company recorded a $3.2 million net deferred tax asset. The pro forma credit for income taxes gives effect to the application of income taxes that would have been reported had the Company been a C Corporation subject to federal and state income taxes. The income tax credit for the six months ended January 31, 1999 amounted to $2.3 million. The pro forma net income excluding the tax benefit related to a change in tax status reflects an overall effective tax rate of 37.2% in 1999 and 1998, before considering the effect of the one time credit income tax provision of $3.2 million in fiscal 1998 related to the initial recording of the net deferred tax asset.


LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations and growth from seasonal borrowings under its bank line of credit, from internally generated funds, and from other term debt. The Company's primary liquidity requirements are for capital expenditures, working capital and debt service.

The Company's operating activities in the six month period ended January 31, 1999 used cash of $9.5 million. Cash used by operations reflects a net loss of $3.9 million, an increase in inventory of $25.1 million, which was partially funded by an increase in accounts payable of $19.6 million. This inventory build-up is necessary to meet the peak selling season, which starts in the second quarter, continues through the third quarter, and into the fourth quarter.

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

The Revolving Credit Facility is subject to certain borrowing base limitations, which are related primarily to accounts receivable and inventory balances, and compliance with customary financial and other covenants. As of January 31, 1999, the outstanding balance under the Revolving Credit Facility amounted to $26.9 million, and $13.7 million was available to be borrowed at January 31, 1999, based upon the borrowing base.

The Company's debt agreements contain, among other things, certain restrictions relating to net worth, capital expenditures, current ratio and debt service ratio. The Company was in compliance with all covenants at January 31, 1999.

The Company believes that cash flow from operations, together with the Company's unused borrowing capacity under the Credit Facilities will be sufficient to fund the Company's debt service requirements, capital expenditures and working capital needs through the maturity date of the Credit Facilities.

YEAR 2000

The Company has initiated actions to address the year 2000 issue. It is expected that compliance work will be substantially completed by the end of the Company's third fiscal 1999 quarter. Total costs associated with these efforts, which are being expensed as incurred, have not had, and are not expected to have, a material impact on the Company's financial results.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is, from time to time, involved in routine litigation. In the opinion of management, no such routine litigation in which the Company is presently involved is material to its financial position, results of operations, or liquidity.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)      The Registrant held its Annual Meeting of Shareholders on December 4,
         1998.

(b)      Not applicable

(c) The only matters voted on at the Annual Meeting of Shareholders were the election of Directors and the ratification of the appointment of Arthur Andersen LLP as independent auditors. The tabulation of votes is as follows:

                                                                                             Broker
                    Name                           For                  Withheld            Non-Votes
         ----------------------------        -----------------       ----------------    ----------------
         Samuel R. Blount                       18,459,948                7,145                 0
         William J. McCanna                     18,461,378                5,715                 0
         T. Morris Hackney                      18,461,378                5,715                 0
         James M. Scott                         18,461,378                5,715                 0
         Reese H. McKinney, Jr.                 18,461,378                5,715                 0



                  Auditors                         For                   Against             Abstain
         ----------------------------        -----------------       ----------------    ----------------
         Arthur Andersen LLP                    15,253,388                2,000               7,415


Item 6.           Exhibits and Report on Form 8-K

(a)      Exhibits

Exhibit 27 - Financial Data Schedule B

(b)      Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the three months ended January 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  MEADOWCRAFT, INC.


                                  By /s/ Steven C. Braswell
                                  -------------------------------------
                                  Steven C. Braswell
                                  Vice President of Finance,
                                  Chief Financial Officer and Secretary
Date:    March 9, 1999