Form 10-Q
period 1999-04-30
MEADOWCRAFT INC
filed 1999-06-07
CIK 1043339

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 30, 1999

(Mark One)                            OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



         For the transition period from _______________ to __________________



                        Commission File Number: 001-13635


                                MEADOWCRAFT, INC.
             (Exact Name of Registrant as Specified in its Charter)


                       Delaware                                                              63-0891252
-----------------------------------------------------                  -----------------------------------------------------
   (State or other jurisdiction of incorporation or                            (I.R.S. Employer Identification Number)
                     organization)



              4700 Pinson Valley Parkway
               Birmingham, Alabama 35215                                                   (205) 853-2220
-----------------------------------------------------                  -----------------------------------------------------
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

                                YES [X]     NO [ ]


As of May 31, 1999, 19,708,750 shares of the Registrant's Common Stock, $.01 par value, were issued and outstanding.

================================================================================

                       MEADOWCRAFT, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                 April 30, 1999

                                TABLE OF CONTENTS


                                                                                                              Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
  Unaudited Condensed Consolidated Balance Sheets as of  July 31, 1998, May 2, 1998 and
     April 30, 1999                                                                                             3
  Unaudited Condensed Consolidated Statements of Income for the Quarter Ended
     May 2, 1998 and April 30, 1999                                                                             4
  Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months
     Ended May 2, 1998 and April 30, 1999                                                                       5
  Notes to Unaudited Condensed Consolidated Financial Statements                                                6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                 8

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                     12

Item 5.  Other Information                                                                                     12

Item 6.  Exhibits and Reports on Form 8-K                                                                      13

Part I - Financial Information

                       MEADOWCRAFT, INC. AND SUBSIDIARIES
                 Unaudited Condensed Consolidated Balance Sheets

                                                             July 31,             May 2,            April 30,
                                                              1998                1998                1999
                                                          -------------       -------------       -------------
ASSETS

Current Assets:
  Due from factor                                         $  14,686,000       $  42,526,000       $  38,744,000
  Accounts receivable                                         6,810,000          35,787,000          22,292,000
  Inventories                                                21,599,000          33,300,000          33,738,000
  Prepaid expenses and other                                    359,000             585,000             417,000
  Deferred income taxes                                       4,334,000           3,200,000           4,797,000
                                                          -------------       -------------       -------------
      Total Current Assets                                   47,788,000         115,398,000          99,988,000
                                                          -------------       -------------       -------------
  Property, plant and equipment                              84,429,000          84,131,000          86,744,000
  Less accumulated depreciation                             (23,039,000)        (22,110,000)        (27,923,000)
                                                          -------------       -------------       -------------
Net Property, Plant and Equipment                            61,390,000          62,021,000          58,821,000
                                                          -------------       -------------       -------------

Other Assets                                                    973,000             696,000             872,000
                                                          -------------       -------------       -------------
                                                          $ 110,151,000       $ 178,115,000       $ 159,681,000
                                                          =============       =============       =============

LIABILITIES AND
STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt                       $   2,990,000       $   2,740,000       $   2,990,000
  Notes payable                                              14,024,000          53,164,000          51,074,000
  Accounts payable                                            2,400,000          15,654,000           7,446,000
  Accrued expenses and warranty                               6,594,000           9,527,000           9,481,000
  Income taxes payable                                        2,799,000           3,360,000           4,437,000
                                                          -------------       -------------       -------------
     Total Current Liabilities                               28,807,000          84,445,000          75,428,000
                                                          -------------       -------------       -------------
Long-Term Debt                                               26,513,000          26,863,000          24,620,000
                                                          -------------       -------------       -------------

Commitment and Contingencies
Stockholders' Equity:
  Common stock, $.01 par value, 30,000,000 shares
    authorized, 19,708,750 issued and outstanding at
    July 31, 1998 and April 30, 1999                            197,000             197,000             197,000
  Additional paid-in capital                                 44,614,000          44,614,000          44,614,000
  Retained earnings                                          10,020,000          21,996,000          14,822,000
                                                          -------------       -------------       -------------
                                                             54,831,000          66,807,000          59,633,000
                                                          -------------       -------------       -------------
                                                          $ 110,151,000       $ 178,115,000       $ 159,681,000
                                                          =============       =============       =============

The accompanying notes are an integral part of these condensed consolidated statements.

                       MEADOWCRAFT, INC. AND SUBSIDIARIES
              Unaudited Condensed Consolidated Statements of Income

                                                  Three Months Ended                    Nine Months Ended
                                               ----------------------------      -------------------------------
                                                 May 2,          April 30,           May 2,           April 30,
                                                  1998             1999               1998              1999
                                               -----------      -----------      -------------       -----------
Net Sales                                      $81,840,000      $66,950,000      $ 117,303,000       $97,923,000
Cost of Sales                                   52,849,000       45,773,000         79,351,000        74,129,000
                                               -----------      -----------      -------------       -----------
Gross Profit                                    28,991,000       21,177,000         37,952,000        23,794,000
                                               -----------      -----------      -------------       -----------
Operating Expenses:
  Selling                                        3,230,000        3,075,000          5,852,000         5,682,000
  General and administrative                     1,980,000        1,837,000          5,539,000         6,317,000
                                               -----------      -----------      -------------       -----------
                                                 5,210,000        4,912,000         11,391,000        11,999,000
                                               -----------      -----------      -------------       -----------
Operating Income                                23,781,000       16,265,000         26,561,000        11,795,000

Interest Expense                                 1,606,000        1,315,000          2,990,000         3,027,000
                                               -----------      -----------      -------------       -----------
Income before provision for
  income taxes - historical                     22,175,000       14,950,000         23,571,000         8,768,000
Provision for income taxes                       3,550,000        5,573,000          1,520,000         3,280,000
                                               -----------      -----------      -------------       -----------
Net income - historical                        $18,625,000      $ 9,377,000      $  22,051,000       $ 5,488,000
                                               ===========      ===========      =============       ===========

Pro Forma Presentation:

Net income - historical                        $18,625,000      $ 9,377,000      $  22,051,000       $ 5,488,000

Pro forma income tax:
  Provision                                      4,700,000                0          7,250,000                 0
  Benefit related to change in tax status                0                0         (3,200,000)                0
                                               -----------      -----------      -------------       -----------
                                                 4,700,000                0          4,050,000                 0
                                               -----------      -----------      -------------       -----------

Pro forma net income                           $13,925,000      $ 9,377,000      $  18,001,000       $ 5,488,000
                                               ===========      ===========      =============       ===========

Pro forma net income excluding
benefit related to change in tax status        $13,925,000      $ 9,377,000      $  14,799,000       $ 5,488,000
                                               ===========      ===========      =============       ===========

Earnings per share:

Historical:
  Basic                                        $      0.95      $      0.48      $        1.22       $      0.28
                                               ===========      ===========      =============       ===========
  Diluted                                      $      0.94      $      0.48      $        1.22       $      0.28
                                               ===========      ===========      =============       ===========

Pro forma earnings per share:
  Basic and Diluted                            $      0.71      $      0.48      $        0.99       $      0.28
                                               ===========      ===========      =============       ===========



Pro forma earnings per share
  excluding benefit related to change in
  tax status:
  Basic and Diluted                            $      0.71      $      0.48      $        0.82       $      0.28
                                               ===========      ===========      =============       ===========

Weighted average shares outstanding
  Basic                                         19,708,750       19,708,750       18,123,709          19,708,750
                                               ===========      ===========      =============       ===========
  Diluted                                       19,723,167       19,708,750       18,129,716          19,708,750
                                               ===========      ===========      =============       ===========


                  The accompanying notes are an integral part of these condensed consolidated statements.

                       MEADOWCRAFT, INC. AND SUBSIDIARIES
            Unaudited Condensed Consolidated Statements of Cash Flows

                                                                    Nine Months Ended
                                                                 May 2,           April 30,
                                                                 1998               1999
                                                              ------------       ------------
Cash Flows from Operating Activities:
    Net income                                                $ 22,051,000       $  5,488,000
                                                              ------------       ------------
    Adjustments to reconcile net income to net cash used
         in operating activities:
              Depreciation and amortization                      4,434,000          5,190,000
              Credit for deferred income taxes                  (3,200,000)          (463,000)
    Changes in assets and liabilities:
         Due from factor                                       (31,768,000)       (24,058,000)
         Accounts receivable                                   (30,087,000)       (15,482,000)
         Inventories                                           (21,710,000)       (12,139,000)
         Prepaid expenses and other                               (292,000)           (58,000)
         Other assets                                              135,000            (61,000)
         Accounts payable                                       12,807,000          5,046,000
         Accrued expenses and warranty                           2,712,000          2,887,000
         Income taxes payable                                    3,262,000          1,638,000
                                                              ------------       ------------
         Total adjustments                                     (63,707,000)       (37,500,000)
                                                              ------------       ------------
         Net cash used in operating activities                 (41,656,000)       (32,012,000)
                                                              ------------       ------------
Cash Flows From Investing Activities:
    Capital expenditures                                       (24,262,000)        (2,459,000)
                                                              ------------       ------------
         Net cash used in investing activities                 (24,262,000)        (2,459,000)
                                                              ------------       ------------
Cash Flows From Financing Activities:
    Proceeds from Initial Public Offering                       44,312,000                  0
    Net borrowings on notes payable                             42,938,000         37,050,000
    Proceeds from issuance of long-term debt                    15,500,000                  0
    Principal payments of long-term debt                        (3,839,000)        (1,893,000)
    Payment of loan costs                                         (293,000)                 0
    Payment of S corporation distributions                     (32,700,000)          (686,000)
                                                              ------------       ------------
         Net cash provided by financing activities              65,918,000         34,471,000
                                                              ------------       ------------
Net change in cash                                                       0                  0

Cash, Beginning of Period                                                0                  0
                                                              ------------       ------------
Cash, End of Period                                           $          0       $          0
                                                              ============       ============

Supplemental Disclosure of Cash Flow Information:
    Cash paid during the period for interest                  $  2,864,000       $  2,974,000
                                                              ============       ============
    Cash paid during the period for income taxes              $  1,360,000       $  2,118,000
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

New Accounting Standards and Statements

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131, which supersedes SFAS Nos. 14, 18, 24 and 30, establishes new standards for segment reporting using the "management approach" in which reportable segments are based on the same criteria on which management disaggregates a business for making operation decisions and assessing performance. The new rule becomes effective in fiscal 1999 and is not expected to have significant impact on the Company's financial reporting.

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


3.  INVENTORIES

Inventories are valued at first-in, first-out ("FIFO") cost, which is not in excess of market. An analysis of inventories follows:

                                        July 31,          May 2,          April 30,
                                          1998             1998             1999
                                       -----------      -----------      -----------
Raw materials and purchased parts      $11,533,000      $13,683,000      $13,336,000
Work-in-process                          1,075,000        1,305,000        1,275,000
Finished goods                           8,991,000       18,312,000       19,127,000
                                       -----------      -----------      -----------
                                       $21,599,000      $33,300,000      $33,738,000
                                       ===========      ===========      ===========


4.       EARNINGS PER SHARE

The Company's Basic and Diluted earnings per share calculations resulted in the same weighted average shares outstanding as the Company's 403,587 stock options were not considered.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Three months ended April 30, 1999 compared to three months ended May 2, 1998.

NET SALES

Net sales decreased $14.9 million or 18.2% to $66.9 million for the three months ended April 30, 1999, from $81.8 million in the comparable period in the prior year. The decrease was due primarily to lower sales of wrought iron furniture, cushions and umbrellas in the Plantation Patterns product line.

GROSS PROFIT

Gross profit for the three months ended April 30, 1999, declined $7.8 million to $21.2 million from $29.0 million in the comparable period in the prior year. The decline in margins is due primarily to later plant start-ups experienced in 1999 versus 1998. This later start-up was a planned event permitted by the additional production capacity, which was brought on line during the year with the completion of the west coast production and distribution facilities. The short fall in sales also contributed to the lower gross profit.

SELLING EXPENSE

Selling expense, which includes commissions, advertising and promotional expenses, declined $.1 million to $3.1 million for the three months ended April 30, 1999, from $3.2 million for the comparable period in the prior year. The decrease was due to lower variable expenses related to lower sales volume.

GENERAL AND ADMINISTRATIVE

General and administrative expense, which includes corporate salaries, employee benefits and professional fees, decreased $.2 million to $1.8 million for the three months ended April 30, 1999 from $2.0 million for the comparable period in the prior year primarily due to decreases in salaries and related benefit expenses and travel and entertainment expenses.

INTEREST EXPENSE

Interest expense, which includes factor fees, decreased by $.3 million to $1.3 million for the three months ended April 30, 1999, from $1.6 million in the comparable period in the prior year due to lower factor fees on the lower sales volume and lower debt levels experienced during the quarter.

HISTORICAL AND PRO FORMA PROVISION (CREDIT) FOR INCOME TAXES

Prior to November 25, 1997, the Company elected to be taxed as an S Corporation and, as a result, the periods prior to November 25, 1997 do not reflect historical income tax provisions. On November 25, 1997, the Company terminated its S Corporation election in connection with the offering and became a taxable C Corporation. The pro forma provision for income taxes gives effect to the application of income taxes that would have been reported had the Company been a C Corporation subject to federal and state income taxes. The income tax provision for the three months ended April 30, 1999 amounted to $5.6 million. The pro forma income tax provision reflects an overall effective tax rate of 37% in 1999 and 1998.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Nine months ended April 30, 1999 compared to nine months ended May 2, 1998.

NET SALES

Net sales decreased $19.4 million or 16.5% to $97.9 million for the nine months ended April 30, 1999, from $117.3 million in the comparable period in the prior year. The decrease was due primarily to lower sales of wrought iron furniture, cushions and umbrellas in the Plantation Patterns product line.

GROSS PROFIT

Gross profit for the nine months ended April 30, 1999, declined $14.2 million to $23.8 million from $38.0 million in the comparable period in the prior year. The decline in margins is due in part to later plant start-ups experienced in 1999 versus 1998. This later start-up was a planned event permitted by the additional production capacity, which was brought on line during the year with the completion of the west coast production and distribution facilities. The lower sales volume also contributed to the gross profit shortfall.

SELLING EXPENSE

Selling expense, which includes commissions, advertising and promotional expenses, declined $.2 million to $5.7 million for the nine months ended April 30, 1999, from $5.9 million for the comparable period in the prior year. The decrease was due to slightly lower advertising, show and travel and entertainment expense.

GENERAL AND ADMINISTRATIVE

General and administrative expense, which includes corporate salaries, employee benefits and professional fees, increased $.8 million to $6.3 million for the nine months ended April 30, 1999 from $5.5 million for the comparable period in the prior year. The increase was due primarily to higher professional fees incurred during the second quarter resulting from merger negotiations with a large New York stock exchange company that were terminated during that quarter.

INTEREST EXPENSE

Interest expense, which includes factor fees, remained even with the prior year at $3.0 million for the nine months ended April 30, 1999. Overall, debt levels and interest expense were higher during the period, however, this increase was offset by lower factor fees due to lower sales levels.

HISTORICAL AND PRO FORMA PROVISION (CREDIT) FOR INCOME TAXES

Prior to November 25, 1997, the Company elected to be taxed as an S Corporation and, as a result, the periods prior to November 25, 1997 do not reflect historical income tax provisions. On November 25, 1997, the Company terminated its S Corporation election in connection with the offering and became a taxable C Corporation. In conjunction with the conversion from an S Corporation to a C Corporation, the Company recorded a $3.2 million net deferred tax asset. The pro forma provision for income taxes gives effect to the application of income taxes that would have been reported had the Company been a C Corporation subject to federal and state income taxes. The income tax provision for the nine months ended April 30,1999 amounted to $3.3 million. The pro forma net income excluding the tax benefit related to a change in tax status reflects an overall effective tax rate of 37% in 1999 and 1998, before considering the effect of the one time credit income tax provision of $3.2 million in fiscal 1998 related to the initial recording of the net deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations and growth from seasonal borrowings under its bank line of credit, from internally generated funds, and from other term debt. The Company's primary liquidity requirements are for capital expenditures, working capital and debt service.

The Company's operating activities in the nine month period ended April 30, 1999 used cash of $32.1 million. Cash used by operations reflects a net income of $5.5 million, an increase in total receivables of $39.5 million, an increase in inventory of $12.1 million, which was partially funded by an increase in accounts payable of $5.1 million. This inventory build-up is necessary to meet the peak selling season, which starts in the second quarter and continues through the third quarter. The increase in accounts receivable reflects the seasonal changes in sales volume.

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

The Revolving Credit Facility is subject to certain borrowing base limitations, which are related primarily to accounts receivable and inventory balances, and compliance with customary financial and other covenants. As of April 30, 1999, the outstanding balance under the Revolving Credit Facility amounted to $51.1 million, and $13.9 million was available to be borrowed at April 30, 1999, based upon the borrowing base.

The Company's debt agreements contain, among other things, certain restrictions relating to net worth, capital expenditures, current ratio and debt service ratio. The Company was in compliance with all covenants at April 30, 1999.

On May 13, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), with SRB-MWI, L.L.C., a Nevada limited liability company of which Samuel R. Blount, Chairman of the Board of Directors and 73% controlling stockholder of the Company, is a member and the sole Manager, and MWI Acquisition Co., a Delaware corporation and wholly-owned subsidiary of SRB-MWI, L.L.C. The Merger Agreement provides for the commencement by MWI Acquisition Co. of a cash tender offer (the "Tender Offer") to purchase all of the issued and outstanding shares of the Company's common stock not already owned by SRB-MWI, L.L.C. and its affiliates, including Mr. Blount, for $10.00 per share in cash (the "Tender Offer Consideration"). The Tender Offer was commenced on May 19, 1999 and will expire on June 17, 1999, unless extended. The Merger Agreement provides that following completion of the Tender Offer, MWI Acquisition Co. will be merged with and into the Company, with the Company as the surviving corporation (the "Merger"), and all outstanding shares of Common Stock (other than shares owned by MWI Acquisition Co. and its affiliates or shares in respect of which appraisal rights have been properly exercised) will be converted into the right to receive the Tender Offer Consideration.

The Company believes that cash flow from operations, together with the Company's unused borrowing capacity under the Credit Facilities will be sufficient to fund the Company's debt service requirements, capital expenditures and working capital needs through the maturity date of the Credit Facilities.

YEAR 2000

The Company has initiated actions to address the year 2000 issue. It is expected that compliance work will be substantially completed by the end of fiscal year 1999. Total costs associated with these efforts, which are being expensed as incurred, have not had, and are not expected to have, a material impact on the Company's financial results.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

The Company has been named, along with certain executive officers and members of the Board of Directors of the Company (including Mr. Blount and each of the members of the Special Committee of the Board of Directors which was formed in connection with the Board's consideration of the Merger Agreement described herein and the transactions contemplated thereby) and MWI Acquisition Co., as a defendant in a purported class action lawsuit filed on or about May 14, 1999 by one alleged stockholder of the Company purportedly on behalf of the stockholders of the Company in the Court of Chancery in New Castle County, Delaware (the "Delaware Action"). On or about May 25, 1999, an amended complaint was filed in the Delaware Action.

The amended complaint alleges, among other things, that the $10.00 per share consideration to be received by holders of shares in the Tender Offer and the Merger does not reflect the fair value of the Company's assets and business, that the Offer to Purchase disseminated to holders of shares of the Company's common stock in connection with the Tender Offer fails to disclose material facts, and that the defendants have breached or are breaching their fiduciary duties. The amended complaint in the Delaware Action seeks, among other things, injunctive relief barring the consummation or closing of the proposed transaction; or, in the event the proposed buyout is consummated, equitable relief rescinding it and setting it aside; and compensatory and/or rescissory damages in an unspecified amount.

The plaintiff in the Delaware Action also filed a motion for a preliminary injunction seeking an order preventing the consummation of the Tender Offer and requiring defendants to supplement the Offer to Purchase and the Schedule 13E-3 filed by the Company, as well as a motion for expedited discovery in connection therewith. A hearing on the motion for preliminary injunction is currently scheduled for June 15, 1999. The Company believes that the Delaware Action is without merit.

In addition, from time to time the Company is involved in routine litigation. In the opinion of management, no such routine litigation in which the Company is presently involved is material to its financial position, results of operations, or liquidity.


Item 5.   Other Information

On March 23, 1999, the Company issued a press release announcing that William J. McCanna retired as the Company's President and Chief Operating Officer and resigned from the Board of Directors, and that Timothy M. Le Roy would succeed Mr. McCanna as President and Chief Operating Officer and had been elected to serve on the Company's Board. In connection with his retirement, the Company agreed to provide Mr. McCanna with a retirement package consisting of one year's salary and certain incidental benefits.

On May 13, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), with SRB-MWI, L.L.C., a Nevada limited liability company of which Samuel R. Blount, Chairman of the Board of Directors and 73% controlling stockholder of the Company, is a member and the sole Manager, and MWI Acquisition Co., a Delaware corporation and wholly-owned subsidiary of SRB-MWI, L.L.C. The Merger Agreement provides for the commencement by MWI Acquisition Co. of a cash tender offer (the "Tender Offer") to purchase all of the issued and outstanding shares of the Company's common stock not already owned by SRB-MWI, L.L.C. and its affiliates, including Mr. Blount, for $10.00 per share in cash (the "Tender Offer Consideration"). The Tender Offer was commenced on May 19, 1999 and will expire on June 17, 1999, unless extended. The Merger Agreement provides that following completion of the Tender Offer, MWI Acquisition Co. will be merged with and into the Company, with the Company as the surviving corporation (the "Merger"), and all outstanding shares of Common Stock (other than shares owned by MWI Acquisition Co. and its affiliates or shares in respect of which appraisal rights have been properly exercised) will be converted into the right to receive the Tender Offer Consideration.

Item 6.  Exhibits and Report on Form 8-K

(a)      Exhibits

Exhibit 27 - Financial Data Schedule (for SEC use only)

(b)      Reports on Form 8-K

On April 9, 1999, the Company filed a Form 8-K reporting under Item 5 thereof that the Company had announced that its Board of Directors had met and appointed a special committee comprised of three independent non-employee directors to evaluate the buy-out proposal made on such date by Mr. Samuel R. Blount, Meadowcraft's Chairman and 73% controlling stockholder.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    MEADOWCRAFT, INC.


                                    By
                                    /s/ Steven C. Braswell
                                    --------------------------------------------
                                    Steven C. Braswell
                                    Vice President of Finance,
                                    Chief Financial Officer and Secretary
Date:    June 7, 1999